Form 10-Q
period 1995-09-30
HANOVER BANCORP INC
filed 1995-11-14
CIK 713094

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995

                                  OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number           0-12524

                        Hanover Bancorp, Inc.
          (Exact name of registrant as specified in its charter)

        Pennsylvania                          23-2219814
(State or other jurisdiction of       (I.R.S. Employer Identification
incorporation or organization)         Number)

              33 Carlisle Street, Hanover, Pennsylvania 17331
           (address of principal executive office and zip code)

                              (717) 637-2201
            Registrant's Telephone Number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                    OUTSTANDING  September 30, 1995
     Common Stock,                        3,106,651 shares
par value $1.11 per share

                                   INDEX


           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                   Page #
Part I.     Financial Information

     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets -
          September 30, 1995, and December 31, 1994. . . . . . . . .  3

          Consolidated Statements of Income -
          Three Months Ended September 30, 1995 and 1994 . . . . . .  4
          Nine Months Ended September 30, 1995 and 1994. . . . . . .  5

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1995 and 1994. . . . . . .  6

          Sources and Uses of Funds. . . . . . . . . . . . . . . . .  7

          Notes to Consolidated Financial Statements . . . . . . . .  8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . 10


Part II.     Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 19

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . 19

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . 19

     Item 4.  Submission of Matters to a Vote of Security Holders. . 19

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . 19

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 19


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                      PART I.  FINANCIAL INFORMATION

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                        Consolidated Balance Sheets
                                                          (Unaudited)
                                                   September 30  December 31
                                                       1995         1994
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                            $ 13,771    $  9,397
  Federal funds sold                                      900       2,152
     CASH AND CASH EQUIVALENTS                         14,671      11,549
  Interest bearing deposits with other banks               55          22
  Investment securities:
     Available-for-sale                                88,135      90,184
      Held-to-maturity (market value -
       $3,960 and $5,524 respectively)                  4,008       5,631
                                                       92,143      95,815
  Loans:
    Commercial, financial, and agricultural            25,557      25,587
    Real estate-construction                            4,032       2,942
    Real estate-commercial mortgage                    25,699      21,090
    Real estate-residential mortgage                   93,985      86,843
    Consumer                                           63,107      55,934
                                                      212,380     192,396
    Less:  Allowance for loan losses                   (2,702)     (2,498)
      NET LOANS                                       209,678     189,898
  Premises and equipment                                5,247       5,232
  Accrued income receivable                             2,311       2,167
  Other assets                                          2,912       3,671
      TOTAL ASSETS                                   $327,017    $308,354

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 23,243    $ 22,435
    Interest bearing                                  245,361     229,317
      TOTAL DEPOSITS                                  268,604     251,752
  Borrowed funds:
    Federal Home Loan Bank borrowings                  15,157      17,300
    Other borrowings                                    8,495       9,136
                                                       23,652      26,436
  Accrued interest                                      2,273       1,226
  Other liabilities                                       905       1,064
  Dividends payable                                       311         311
      TOTAL LIABILITIES                               295,745     280,789

SHAREHOLDERS' EQUITY:
  Common stock                                          3,448       3,458
  Surplus                                              18,594      18,573
  Retained earnings                                     8,540       6,966
  Unrealized gains on securities
    available-for-sale                                    690      (1,432)
      TOTAL SHAREHOLDERS' EQUITY                       31,272      27,565
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $327,017    $308,354

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                        Three Months Ended
                                                           September 30
                                                          1995       1994
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 4,687    $ 3,765
  Interest on federal funds sold                             87        100
  Investment securities:
    Taxable                                                 978        898
    Tax Exempt                                              405        309
                                                          1,383      1,207
  Other interest income                                      82         60
      Total Interest Income                               6,239      5,132

INTEREST EXPENSE:
  Interest on deposits                                    2,670      1,925
  Interest on borrowed funds                                349        237
      Total Interest Expense                              3,019      2,162
      Net Interest Income                                 3,220      2,970

PROVISION FOR LOAN LOSSES                                    90        -
      Net Interest Income After
      Provision For Loan Losses                           3,130      2,970

OTHER INCOME:
  Trust department income                                   165        150
  Service charges on deposit accounts                       212        176
  Other operating income                                     82        190
  Securities gains                                           27        119
                                                            486        635
 OTHER EXPENSE:
  Salaries                                                1,168      1,059
  Pensions and other employee benefits                      264        239
  Occupancy expense                                         205        180
  Equipment expense                                         213        204
  Marketing and advertising                                 109         71
  FDIC Insurance                                             11        135
  Other operating expense                                   612        539
                                                          2,582      2,427

      Income Before Income Taxes                          1,034      1,178
INCOME TAXES                                                209        283
      NET INCOME                                        $   825    $   895

PER SHARE DATA:

Net income                                              $   .27    $   .29

Cash dividends                                          $   .10    $   .09

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                         Nine Months Ended
                                                           September 30
                                                          1995       1994
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $13,324    $10,922
  Interest on federal funds sold                            303        368
  Investment securities:
    Taxable                                               2,871      2,442
    Tax Exempt                                            1,169        987
                                                          4,040      3,429
  Other interest income                                     181        147
      Total Interest Income                              17,848     14,866
INTEREST EXPENSE:
  Interest on deposits                                    7,415      5,503
  Interest on borrowed funds                                997        622
      Total Interest Expense                              8,412      6,125
      Net Interest Income                                 9,436      8,741

PROVISION FOR LOAN LOSSES                                   270        125
      Net Interest Income After
      Provision For Loan Losses                           9,166      8,616

OTHER INCOME:
  Trust department income                                   495        450
  Service charges on deposit accounts                       613        513
  Other operating income                                    284        606
  Securities gains                                          295        286
                                                          1,687      1,855
 OTHER EXPENSE:
  Salaries                                                3,298      3,100
  Pensions and other employee benefits                      800        720
  Occupancy expense                                         583        529
  Equipment expense                                         652        558
  Marketing and advertising                                 307        218
  FDIC Insurance                                            295        397
  Other operating expense                                 1,763      1,586
                                                          7,698      7,108

      Income Before Income Taxes                          3,155      3,363
INCOME TAXES                                                654        763
      NET INCOME                                        $ 2,501    $ 2,600

PER SHARE DATA:

Net income                                              $   .81    $   .84

Cash dividends                                          $   .30    $   .27

See notes to consolidated financial statements.

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                       Nine Months Ended
                                                         September 30
                                                      1995         1994
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $ 2,501      $ 2,600
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          270          125
      Provision for depreciation and amortization        504          428
      Securities gains                                  (295)        (286)
      Deferred income taxes, net                         150          ---
      Increase in interest receivable                   (144)         (21)
      Increase in interest payable                     1,047          538
      Increase in other assets                          (484)        (556)
      Decrease in other liabilities                      (17)        (100)
      Increase/(decrease) in accrued taxes              (142)         165
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     3,390        2,893

INVESTING ACTIVITIES:
  Net increase in loans                              (25,698)     (19,452)
  Proceeds of loan sales                               5,648        8,299
  Proceeds from sale of
    available-for-sale investment securities          11,913       21,760
  Proceeds from maturities of investment securities   27,585       27,233
  Purchases of investment securities                 (32,349)     (59,800)
  Purchases of premises and equipment                   (519)      (1,111)
                              NET CASH USED IN
                              INVESTING ACTIVITIES   (13,420)     (23,071)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts        1,534        9,568
  Net increase in certificates of
    deposit and other time deposits                   15,318       10,000
  Net increase/(decrease) in borrowed funds           (2,784)       6,416
  Cash dividends paid                                   (932)        (854)
  Dividends paid in lieu of fractional shares             (6)         (12)
  Proceeds from issuance of common stock                  22          314
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES    13,152       25,432

  INCREASE IN CASH AND CASH EQUIVALENTS                3,122        5,254

Cash and cash equivalents at beginning of period      11,549       12,996

        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $14,671      $18,250

See notes to consolidated financial statements.

                          SOURCES & USES OF FUNDS

                                                     Increase (Decrease)
                                    September 30     Since December 31, 1994
                                        1995          Amount    Percent
                                            (In thousands of dollars)
Funding Sources:
   Deposits
      Non-interest bearing            $ 23,243       $   808       3.60%
      Interest bearing                 245,361        16,044       7.00%
   Total deposits                      268,604        16,852       6.69%
   Borrowed funds                       23,652        (2,784)    (10.53)%
   Other liabilities                     3,489           888      34.14%
   Shareholders' equity                 31,272         3,707      13.45%
   TOTAL SOURCES                      $327,017       $18,663       6.05%



Funding Uses:
   Interest earning assets
      Interest bearing deposits       $     55       $    33     150.00%
      Investment securities             92,143        (3,672)     (3.83)%
      Federal funds sold                   900        (1,252)    (58.18)%
      Loans, net                       209,678        19,780      10.42%

   Total interest earning assets       302,776        14,889       5.17%

   Other assets                         24,241         3,774      18.44%

   TOTAL USES                         $327,017       $18,663       6.05%

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of September 30, 1995, and December 31, 1994, the results of its operations for three months and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 3,106,537 during the quarter ended September 30, 1995; 3,105,603 during the quarter ended September 30, 1994; 3,105,975 during the nine months ended September 30, 1995; and 3,103,725 during the nine months ended September 30, 1994. Shares outstanding, as well as all other per share data, have been adjusted to reflect the three for two split paid April 1, 1995, and the five percent stock dividend paid April 1, 1994.

(5) The results of operations for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

(6) The Corporation considers the allowance for loan losses adequate at this time.

     In May 1993, The Financial Accounting Standards Board (FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan". In October of 1994 FASB also issued Statement No. 118, "Accounting by Creditors for Impairment--Income Recognition and Disclosures", which
     amends certain features of Statement No. 114.   Both of these standards
     were adopted, as required, beginning January 1, 1995. Statement No. 114 requires that certain impaired loans be reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This new standard applies to all loans that are identified as being impaired. In addition, the statement affects troubled debt restructuring involving a modification of terms. It does not apply to large groups of smaller balance homogeneous loans that are evaluated collectively such as
     installment or residential mortgage loans.   Statement No. 118
     prescribes how a creditor should report income on impaired loans and clarifies Statement 114's disclosure requirements.

     Generally, loans considered impaired under 114 would be the Corporation's non-homogeneous non-accrual loans. However, a loan may also be considered impaired under 114 if it is currently performing according to its terms but it is probable that the loan will not perform as such in the future.

     The Bank's methodology for determining the necessary reserve on impaired loans prior to FASB 114 was consistent with this statement's guidance. Specifically, the standard allows the loan to be reported at the fair value of the collateral if collateral dependent. Historically, the majority of impaired loans have been collateral dependent and have been evaluated in this manner. In addition, the Corporation's methodology for identifying problem loans was consistent with Statement 114's guidance for identifying impaired loans. Therefore, this statement has not had a significant impact on the Corporation's determination of the necessary allowance for loan losses nor on its level of impaired loans.

     As in the past, the Corporation will charge-off or charge-down a loan considered impaired under FASB 114 when management has concluded, after ongoing evaluation, that future collection of the principal or a portion of the principal is unlikely.

Transactions in the allowance for loan losses were as follows (in thousands)

                                           September 30   December 31
                                               1995          1994

Balance at beginning of period               $2,498         $2,254
Recoveries on loans                              69            395
Provision charged to operations                 270            125
Loans charged-off                              (135)          (276)
Balance at end of period                     $2,702         $2,498

At September 30, 1995, the recorded investment in loans that are considered to be impaired under statement 114 was $1.24 million, of which $6,000 was on non-accrual basis. The related allowance for credit losses for this amount was $334,000. The average recorded investment in impaired loans during the period ended September 30, 1995 was approximately $1.47 million. For the period ended September 30, 1995 the company recognized interest income on these loans of $95,000, which included $500 of interest income recognized using the cash basis method of income recognition.

At December 31, 1994, the Corporation had total non-accrual loans of $650,000. Of this amount, $592,000 would have been considered impaired under Statement 114. In addition, a total of $1.21 million would have been considered impaired under this new standard as of December 31, 1994.

                                ***********

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Results of Operations:

     The consolidated operations of Hanover Bancorp, Inc. (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the third quarter of 1995, including basic performance trends. There are no known trends, events or uncertainties that will have or are reasonably likely to have material effect on the Corporation's liquidity, capital resources or operations.


Third Quarter of 1995 Compared to Third Quarter of 1994:

     Net income for the three months ended September 30, 1995, was $825,000, a decrease of $70,000 over the same period in 1994. On a per share basis, 1995 third quarter results equalled $0.27 per share in comparison to $0.29 per share during the prior year.

     Total interest income for the three months ended September 30, 1995, was $6.2 million, an increase of $1.1 million over the same period in 1994. Interest and fees on loans, interest on investment securities and other interest income increased by $922,000, $176,000 and $22,000, respectively, as a result of volume and market rate increases. Interest on federal funds sold declined by $13,000 primarily due to volume decreases.

     Interest expense for the three months ended September 30, 1995, was $3.0 million, an increase of $857,000 from the same period in 1994. Interest on deposits and interest on borrowed funds increased by $745,000 and $112,000, respectively as a result of volume and market interest rate increases. Borrowed funds include fed funds purchased, Federal Home Loan Bank (FHLB) borrowings and securities sold under agreement to repurchase. The FHLB borrowings are utilized to match fund earning assets.

     The provision for loan losses during the third quarter of 1995 was
$90,000 compared with a provision of zero during 1994.   Management is
continuing its policy of making provisions as required in order to maintain a strong reserve level relative to the total loans outstanding. The necessary reserve level is based on a current and prospective assessment of the overall loan portfolio quality and potential specific losses.

     The net result of the increases in the above three areas was a $160,000 increase in the Corporation's net interest income after loan loss provision.

     Non-interest income during the third quarter of 1995 was $486,000, a decrease of 149,000 from the same period in 1994. The overall decline in this area was primarily due to the decreases in other operating income and securities gains of 108,000 and $92,000, respectively. Other operating income dropped from the past year largely because 1994's income was unusually high due to income recognized through the elimination of a trust reserve. In addition, income from Pillar Financial Services (Pillar), the third party insurance agency the Corporation has contracted to sell annuity and insurance
products, was down from a year ago.    The decrease in securities gains was
the product of sales executed as part of ongoing portfolio and balance sheet management strategies. Trust income and service charges on deposit accounts increased by $15,000 and $36,000, respectively. The increase in trust income was mainly due to growth in assets under management. Service charges on deposit accounts increased primarily as a result of growth in demand deposit accounts, the major contributor of this type of income.

     Total non-interest expense during the third quarter of 1995 was $2.6 million, an increase of $155,000 over the same period in 1994. Salaries, pensions and other employee benefits, occupancy expenses, equipment expenses and other operating expenses increased collectively by $241,000. This expense growth was largely related to the Corporation's expansion of its branch office network and its investment in technology. Competitive salary and wage pressures and inflation also contributed to these increases. Marketing expenses were up $38,000 due to the fact that more product promotions were run relative to last year. The decrease of $124,000 in FDIC insurance was the result of a substantial rate reduction instituted by the FDIC during the third quarter of 1995. The annual rate per $100 of deposits was decreased from 23 cents to 4 cents, or 83%. This reduction was effective as of June 1, 1995. Therefore, the FDIC insurance expense was overstated as of June 30, 1995 since June's accrual was based on the prior rate. The Corporation has opted to allocate June's over-accrual between the third and fourth quarters.

     During the third quarter of 1995, Hanover Bancorp's tax provision was $209,000, a decrease of $74,000 over the same period in 1994. This decrease was due to an increased level of tax-exempt securities over the prior year.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994:

     Net income for the nine months ended September 30, 1995, was $2.5 million, a decrease of $99,000 over the same period in 1994. On a per share basis, earnings for the first nine months of this year were $.81 as compared to $.84 for 1994.

     Total interest income for the period ended September 30, 1995, was $17.8 million, an increase of $3.0 million from the same period in 1994. The increases in interest and fees on loans, interest on investment securities, and other interest income of $2.4 million, $611,000, and $34,000, respectively, were due to increases in both market interest rates and volumes. The decline in interest on federal funds sold of $65,000 was the result of lower volumes.

     Interest expense for the nine months ended September 30, 1995, was $8.4 million, an increase of $2.3 million from the same period in the prior year. Interest on deposits and interest on borrowed funds increased by $1.9 million and $375,000, respectively, due to volume and rate increases.

     For the first nine months of 1995, the Corporation's loan loss provision was $270,000 compared to $125,000 during the same period in 1994, an increase of $145,000. As stated earlier, management has been funding the reserve for potential loan losses at a level consistent with its evaluation of the overall quality of the portfolio and potential specific losses.

     The overall impact of the increases in interest income, interest expense and the provision for loan losses was an increase of $550,000 in net interest income after the provision for loan losses over the prior year.

     For the nine months ended September 30, 1995 non-interest income was $1.7 million, a decrease of $168,000 from the same period in 1994. Causing this decline was the $322,000 decrease in other operating income. This category was down primarily as a result of a significant loss of income from Pillar Financial Services. With respect to this income, there appears to be an inverse relationship between the interest rate environment and the amount of income earned. To illustrate, as market interest rates began to rise in the latter part of 1994, Pillar's sales of annuity products and the Corporation's corresponding income began to decline. Many investors were no longer inclined to seek alternative investments such as those offered by Pillar since the returns on more traditional investments such Certificates of Deposit (C.D.s) were significantly higher. The opposite was true when interest rates were at low levels. That is, alternative investments were more attractive because C.D. returns were so low. This inverse relationship may cause some income volatility from period to period in changing interest rate environments. However, management believes that the potential for supplemental income from this source justifies the increased volatility. In addition, other operating income dropped from the past year because of the trust reserve mentioned earlier that was recognized to income in 1994. Offsetting the decline in other operating income were increases in trust department income, service charges on deposit accounts, and securities gains of $45,000, $100,000 and $9,000, respectively. Trust Department income was up mainly due to an increased level of assets under management. The increase in service charges on deposit accounts reflects growth in demand deposit
accounts.   The increase in securities gains resulted largely from the sale of several of the portfolio's community bank stock holdings which were deemed
to be excellent selling opportunities.   The corporation holds these
community bank stocks primarily for their potential long-term market appreciation since the dividend yields are significantly less than those of alternative debt investments. In addition, other sales were executed as part of ongoing portfolio and balance sheet management strategies primarily designed to manage interest rate risk.

     Non-interest expenses increased $590,000 to $ 7.7 million during the first nine months of 1995 compared to the same period in 1994. Personnel-related expenses, facilities expenses, and other operating expenses increased in the aggregate by $603,000. These increases were primarily associated with the Corporation's expansion of its branch office network and the corresponding investments in technology to facilitate this larger network. Competitive salary/wage pressures and inflation also contributed to these increases. Marketing expenses increased by $89,000 primarily as a result of the increased promotional activity mentioned earlier. Finally, FDIC insurance decreased by $102,000 due to the rate reduction instituted by the FDIC during the third quarter of 1995 as discussed above.

     As of September 30, 1995, the Corporation's tax provision was $654,000, a decrease of $109,000 from the same period in 1994. This provision translates into an effective tax rate of 20.7% compared to a 22.7% rate during 1994. This lower effective rate was due primarily to an increase in the level of tax-exempt investment securities over the prior year.


Statement of Cash Flows:

     The Corporation's cash and cash equivalents increased by $3.1 million between December 31, 1994 and September 30, 1995 to a level of $14.7 million.

     Net cash provided by operating activities of $3.4 million was primarily generated from the net income of $2.5 million. Net income was augmented by a total of $1.8 million for the provision for loan losses, the provision for depreciation and amortization and the increase in interest payable to reflect expenses charged to income that did not require cash outlays. In addition, net income was increased by $150,000 for the decrease in deferred income taxes for cash received that was not included in income. A combined total of $643,000, representing the increase in other assets and the decreases in other liabilities and accrued taxes, was deducted from net income in consideration of cash expenditures made but not charged to expense. The aggregate total of the securities gains and the increase in interest receivable of $439,000 was deducted to reflect noncash income recognized.

     Net cash used in investing activities totalled $13.4 million. The net investment in the loan portfolio was $20.1 million after deducting the $5.6 million in loan sales. This growth in loan activity was due largely to the continued development of the Corporation's recently-opened branch facilities. Also contributing to this growth were management's recent focus on creating a more sales-oriented corporate culture and aggressive loan promotion programs. Net cash of $7.1 million was provided through investment portfolio activity during the first nine months of 1995. Proceeds from market sales and maturities contributed $11.9 million and $27.6 million, respectively, while purchases of investment securities utilized $32.3 million. The market sales of available-for-sale securities were executed as part of ongoing portfolio and balance sheet management strategies. Finally, purchases of premises and equipment used $519,000 in cash.

     Financing activities provided $13.2 million during the period ended September 30, 1995. Demand deposits, NOW accounts, money market accounts and savings accounts provided $1.5 million while certificates of deposit and other time deposits contributed $15.3 million. The significant increase in deposit levels was again largely the result of continued growth experienced
by the Corporation's new facilities.   In addition, through competitive
pricing, the Corporation has continued to capitalize on the strong investor
interest in certificates of deposit (CDs).   A decrease in borrowed funds
used $2.8 million of cash. This decrease was mainly due to the maturities of several FHLB borrowings. Also utilizing cash were the cash dividends and dividends paid in lieu of fractional shares of $932,000 and $6,000, respectively. Finally, proceeds from the issuance of common stock provided $22,000 in cash.

Asset Quality:


The following tables illustrate the Corporation's problem asset position as of September 30, 1995 compared to its position at December 31, 1994.


                                           September 30   December 31
                                               1995          1994
Non-accrual loans                            $   61        $  650
Accruing loans past due 90 days or more          96            17
Other real estate                               336           115
     Total non-performing assets             $  493        $  782



Non-accrual loans by category

Commercial, financial and agricultural       $   -         $  479 (A)
Real estate-construction                         -             -
Real estate-commercial mortgage                  -            105
Real estate-residential mortgage                 37            36
Consumer                                         24            30
                                             $   61        $  650

Past due loans by category

Commercial, financial and agricultural       $   -         $   -
Real estate-construction                         -             -
Real estate-commercial mortgage                  85            -
Real estate-residential mortgage                 -              6
Consumer                                         11            11
                                             $   96        $   17

Potential problem loans, considered
  impaired under FASB 114                    $1,234        $1,212

Potential problem loans by category

Commercial, financial and agricultural       $   -         $   -
Real estate-construction                         -             -
Real estate-commercial mortgage               1,234 (A)     1,212 (A)
Real estate-residential mortgage                 -             -
Consumer                                         -             -
                                             $1,234        $1,212

(A) This balance is owed by one borrower.

As can be seen by these tables, the level of non-performing assets dropped significantly during the first nine months of 1995. The drop was primarily due to the reduction, through collection and charge-down, of a large commercial non-accrual loan between December 31, 1994 and September 30, 1995. Due to this decrease, the ratio of the allowance for loan losses as a percentage of non-performing loans at September 30, 1995 increased to 1,721%
from the 375% level of December 31, 1994.   The level of potential problem
loans, considered impaired under FASB 114 (or would have been considered impaired had FASB 114 been in effect) remained essentially the same from period to period. This balance represents a loan which management was aware of information which caused it to believe that future non-compliance with the loan repayment terms was probable. Due to this fact, management established an allowance of $334,000, which was disclosed within note 6. above, equal to the difference between the recorded value and the most recent appraised value of the underlying collateral. Management has recently made the decision to have the value of the underlying collateral reappraised in response to additional facts learned regarding this loan during the third quarter. Adjustments to the specific allowance will be made as necessary if the reappraisal indicates a change in the value of the collateral. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio, including the possible loss related to the loan just discussed. Additionally, the Corporation remains committed to making monthly provisions in order to maintain a strong reserve level relative to the total loans outstanding. A total provision of $270,000 was made during the first nine months of 1995. The resulting allowance as a percentage of the total loans outstanding was 1.27% as of September 30, 1995 in comparison to the December 31, 1994's ratio of 1.30%.

Liquidity and Interest Rate Sensitivity:

     Asset/liability management can be divided into two primary functions:
1) assuring adequate liquidity and, 2) maintaining an appropriate balance between rate-sensitive interest earning assets and rate-sensitive interest bearing liabilities. The goal of the Corporation's Liquidity Management Program is to meet the cash flow requirements of our customers for either deposit withdrawals or loans. To meet its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet. On the asset side of the balance sheet, the Corporation relies on federal funds sold, short term money market investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing securities, and sales of loans in the secondary markets. On September 30, 1995, the balance of the federal funds sold account was $900,000. Along with the liquidity provided by federal funds sold, a total of $7.0 million of the Corporation's investment portfolio had maturities of one year or less. An average of $4.7 million in loan principal repayments and $777,000 in mortgage- and asset-backed securities repayments were received by the Corporation during each month of the first nine months of 1995. Finally, $5.6 million of loans, mainly residential mortgage loans, were sold in the secondary market during the period ended September 30, 1995.

     In addition to the liquidity provided by these categories of assets, the Corporation's liquidity is enhanced by a high ratio of stable "core" deposits (total deposits less certificates of deposit in excess of $100,000) to total assets. On September 30, 1995, 79.7% of total assets were funded with core deposits while 2.4% were funded with certificates of deposit in excess of $100,000. An additional 4.6% of total assets were funded by FHLB borrowings which provide match funding for assets with similar maturities.

     Finally, as part of its Liquidity Management Program, the Corporation maintains borrowing agreements with several correspondent banks, the FHLB of Pittsburgh, as well as access to the Discount Window at the Federal Reserve Bank of Philadelphia.

     Maintaining an appropriate balance between rate sensitive interest earning assets and interest bearing liabilities is a method of avoiding fluctuations in net interest income and profits. An interest sensitivity mismatch or GAP results from either an excess of rate sensitive assets or rate sensitive liabilities being repriced in a given time period. It is the Corporation's policy to maintain a rate sensitivity ratio (rate sensitive assets minus rate sensitive liabilities divided by total assets) of between plus and minus 10%. This ratio is deemed prudent because it allows the Corporation sufficient latitude to redeploy assets in response to a change in the level of interest rates and maintain or increase the level of net interest income.

     The following table shows the respective interest sensitivity GAPs on September 30, 1995 for several different time intervals. This GAP analysis takes into consideration the current estimated prepayments on loans and amortizing investment securities. The Corporation's rate sensitivity ratio within one year of negative 10.64% was slightly above the Corporation's guidelines mentioned above. Management does not anticipate a significant increase in the Corporation's negative gap position in the future. With forecasts for declining interest rates, the Corporation should be in a favorable position with respect to maintaining or possibly enhancing future net interest income. In the event that interest rates would rise, management believes that the potential negative impact on the net interest margin would not be material primarily because of the Corporation's ability to control the magnitude of deposit repricing relative to asset repricing, specifically with respect to the savings and NOW accounts. These accounts have historically been less rate sensitive than other deposit accounts. In addition, management has the ability to adjust the GAP position as necessary by repositioning its large portfolio of available-for-sale investment securities.




                 HANOVER BANCORP CONSOLIDATED GAP ANALYSIS
                                                              TOTAL
                                0 - 180       181-365        0 - 365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
Interest Earning Assets        $109,168       $48,545       $157,713
Interest Bearing Liabilities    136,489        56,007        192,496

Interest Sensitivity GAP
     September 30, 1995         (27,321)       (7,462)       (34,783)

Rate Sensitivity Ratio            (8.35)%       (2.28)%       (10.64)%

Interest Sensitivity GAP
     December 31, 1994         $(17,933)      $   (18)      $(17,951)

Rate Sensitivity Ratio            (5.82)%        (.01)%        (5.82)%


Capital Resources:

     The Corporation's average equity to asset ratio was 9.40% during the first nine months of 1995 versus 9.81% for the first nine months of 1994. Excluding the unrealized gains(losses) created by the application of SFAS No.
115, this ratio was 9.38% for 1995 compared to 9.63% for 1994.   This
decrease in the "core" capital ratio was attributable to the strong growth in assets experienced by the Corporation in the past twelve months. During the quarter ended September 30, 1995, the Board of Directors declared a cash dividend of $.10 per share payable November 1, 1995. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the Corporation's internal capital requirements and projected level of earnings. A certain level of capital growth must be achieved each year to maintain an appropriate ratio of equity to total assets. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth, although with the application of SFAS No. 115, the Corporation's total capital will fluctuate somewhat as changes in market interest rates affect the market value of the available-for-sale investment portfolio.

     Also during the first quarter of 1995, the Board of Directors declared a 3 for 2 stock split of the Corporation's common stock which was paid on April 1, 1995, to shareholders of record March 15, 1995.

     At the end of 1992, banks and bank holding companies were expected to meet new capital ratios for qualifying total capital to risk weighted assets. The new regulations were first proposed by the Federal Reserve Board in January 1988. The principal objectives of establishing a risk-based capital measurement framework are to achieve consistent international standards in the measurement of and assessment of capital adequacy and to strengthen the capital positions of major international banking organizations. As of September 30, 1995, Hanover Bancorp's "core" capital to risk-weighted assets was 13.01%. Total capital to risk-weighted assets on the same date was 14.16%. At present, the regulatory authorities require that the unrealized gains(losses) generated by the application of FASB 115 be excluded from the
calculation of these ratios.   These ratios are well above the minimums
required by the regulation and the Corporation has not been advised of any deficiency by the regulatory authorities. Management has reviewed and will continue to monitor the Corporation's asset mix, product pricing and allowance for loan losses which are the areas determined to be most affected by these requirements.

Regulatory Issues:

     On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The legislation permits interstate banking twelve months after its enactment into law. On September 23, 1994, President Clinton signed into law the Community Development/Regulatory Relief Bill (the "CDRR Bill") which became effective on January 1, 1995. The CDRR Bill provides $382 million over a four year period to fund community development projects in low- and moderate-income neighborhoods through banks and community development financial institutions. In addition, there is newly-enacted legislation and legislation currently being considered by Congress and the Pennsylvania Department of Banking which is anticipated to have an impact on the operations of the Corporation and its subsidiary. This legislation has not, nor is expected to have a material adverse impact on the Corporation's liquidity, capital resources, or results of operations.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act") was signed into law. The Act addresses recapitalization of the insurance fund. The Act contains provisions concerning the utilization of risk-based assessments in generating deposit insurance funds, a nominal change to deposit insurance coverage, assessment reduction for bank's involvement in community related activities, the computation of interest paid on deposit accounts and miscellaneous regulatory procedures and standards to ensure the bank's safety and limit systemic risk. Implementation of the provisions of the Act have not had nor are expected to have a material adverse impact on the results of operation, capital resources or liquidity of the Corporation.

     As mentioned above, the FDIC recently revised premium insurance rates, effective as of June 1995, in accordance with the recapitalization plan set forth in the Federal Deposit Insurance Corporation Improvement Act of 1991. This revised schedule of premiums more fully reflects Banks' risk profiles by expanding the spread between rates paid by the "safest" and "riskiest" institutions. As discussed, this revision has translated into a substantial reduction in FDIC premium expense for the third quarter since the bank is currently among the "safest" category. Management anticipates remaining in this category in the future and thus should continue to realize significantly reduced FDIC premium expenses going forward.

     Management is currently evaluating two accounting standards recently issued by the Financial Accounting Standards Board (FASB). SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. This standard prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment; identifiable intangibles, including patents and trademarks; and goodwill related to those assets. In addition, SFAS 121 defines the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are part of a discontinued operation. SFAS No. 122, "Accounting for Mortgage Servicing Rights", was issued in May 1995 and is also effective for fiscal years beginning after December 15, 1995. This statement establishes new standards for the accounting treatment of mortgage servicing rights retained by an institution
on sold or securitized mortgage loans.   Management does not anticipate that
either of these standards will have a material effect on the Corporation's liquidity, capital resources, or results of operations.

PART II.  OTHER INFORMATION

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


Item 1.  Legal Proceedings

     Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and/or the Bank by government authorities.


Item 2.  Changes in Securities - None.


Item 3.  Defaults Upon Senior Securities - None.


Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K - None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.


Date: November  9, 1995             \S\  J. Bradley Scovill
                                         Executive Vice President and
                                         Chief Operating Officer
                                         (Principal Executive Officer)



Date: November 9,  1995             \S\  Gerald M. Warner
                                         Secretary and Treasurer
                                         (Principal Accounting and
                                          Financial Officer)