Form 10-Q/A
period 1995-09-30
HANOVER BANCORP INC
filed 1996-01-02
CIK 713094

The purpose of this amendment is to include the Financial Data Schedule.



                       FORM 10-Q - Amendment No. 1
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


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


Item 3.  Defaults Upon Senior Securities - None.


Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits - Exhibit 27. Financial Data Schedule

         B. Reports on Form 8-K - None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.


Date: January 2, 1996               \S\  J. Bradley Scovill
                                         Executive Vice President and
                                         Chief Operating Officer
                                         (Principal Executive Officer)



Date: January 2, 1996               \S\  Gerald M. Warner
                                         Secretary and Treasurer
                                         (Principal Accounting and
                                          Financial Officer)