Form 10-K
period 1995-12-31
HANOVER BANCORP INC
filed 1996-03-11
CIK 713094

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                       FORM 10-K

              (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1995

                             Commission file number 0-12524

                                   HANOVER BANCORP, INC.
                (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2219814
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      33 Carlisle Street
      Hanover, Pennsylvania                                 17331
      (Address of principal                               (Zip Code)
        executive offices)

Registrant's telephone number, including area code     (717) 637-2201
Securities Registered Pursuant To Section 12(b) Of The Act:  None
Securities Registered Pursuant To Section 12(g) Of The Act:

                    Common Stock - Par Value $1.11 per share
                                 (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X         NO

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 15, 1996, was $52,888,649.

        The number of shares outstanding of the issuer's common stock as of February 15, 1996: Common Stock, $1.11 Par Value -- 3,108,118 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Hanover Bancorp, Inc. Proxy Statement for the Annual Shareholders Meeting to be held April 9, 1996, are incorporated by reference into Part III.

HANOVER BANCORP, INC.
FORM 10-K INDEX


PART I                                                              PAGE #

Item 1 - Business . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2 - Properties . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 3 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    4

Item 4 - Submission of Matters to a Vote of Security Holders. . . .    4



PART II

Item 5 - Market for Registrant's Common Equity and
         Related Shareholder Matters. . . . . . . . . . . . . . . .    4

Item 6 - Selected Financial Data. . . . . . . . . . . . . . . . . .    4

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .    4

Item 8 - Financial Statements and Supplementary Data. . . . . . . .    4

Item 9 - Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure. . . . . . . . . .     4


PART III

Item 10 - Directors and Executive Officers of the Registrant. . . .    5

Item 11 - Executive Compensation. . . . . . . . . . . . . . . . . .    5

Item 12 - Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .   5

Item 13 - Certain Relationships and Related Transactions. . . . . .    5


PART IV

Item 14 - Exhibits, Financial Statements, Schedules
          and Reports on Form 8-K . . . . . . . . . . . . . . . . .    5

Item 15 - Signatures. . . . . . . . . . . . . . . . . . . . . . . .    7

                                     PART I

ITEM 1 - BUSINESS

HANOVER BANCORP, INC. - GENERAL

   The registrant, Hanover Bancorp, Inc. (the "Corporation"), was incorporated under the laws of the Commonwealth of Pennsylvania on August 2, 1983. The Corporation is a one-bank holding company registered under the Bank Holding Company Act of 1956 as amended, owning all the outstanding shares of its subsidiary, Bank of Hanover and Trust Company.
   The Corporation is registered with and subject to the regulatory supervision of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the
Bank is subject to regulatory supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"). The Corporation's administrative offices are located at 33 Carlisle Street, Hanover, Pennsylvania 17331 (telephone number 717-637-2201).

BANK OF HANOVER AND TRUST COMPANY

   Bank of Hanover and Trust Company (the "Bank") is the Corporation's wholly-owned bank subsidiary and was first organized in 1835 under the laws of the Commonwealth of Pennsylvania. The Bank conducts its business principally through eleven full service banking offices and one loan production office located in York and Adams Counties, Pennsylvania. At December 31, 1995, the Bank had total deposits of $279,372,000; total assets of $332,753,000; and net loans of $211,649,000.
   The Bank offers a wide variety of banking services to all segments of its service area. The Bank's lending services include commercial, financial and agricultural revolving lines of credit and term loans, construction loans, residential mortgage loans and installment and other personal loans. These lending activities involve varying degrees of credit risk. In general, commercial, financial and agricultural loans expose the Bank to the most credit risk while residential mortgage loans involve the least risk. In order to keep this risk at an acceptable overall level, the Bank strives to maintain a diversified loan portfolio. The specific underwriting standards such as loan to value ratios and collateral requirements are defined within a formal written lending policy and vary from category to category. The Bank's deposit services include commercial and personal checking accounts, savings and time accounts, certificates of deposit, and safety deposit services. The Bank is also a member of the MAC system and offers 24-hour automated teller machine service at six of its Hanover offices, both of its Gettysburg offices and at its offices in Littlestown, New Oxford and Rossville as well as three remote service locations in Hanover.
   Individual trust services offered by the Bank include the administration of estates, trust and agency accounts. Corporate trust services include acting as trustee for employee benefit plans.
   The Bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Bank or the Corporation.

COMPETITION

   Commercial banking in Pennsylvania is highly competitive. In addition to competition with banks of similar size, the Bank competes directly in its market area with larger banking and other financial service organizations which have substantially greater resources and serve broader geographic markets.

   Competing within the Bank's market area, defined as York and Adams Counties, are 208 offices of area financial institutions, including commercial banks, savings banks and credit unions. According to Sheshunoff Information Services, Inc.'s Branches of Pennsylvania - 1995, combined total deposits of these financial institutions was $5,448,842,000 as of June 30, 1994.

STAFF

   The total number of full-time equivalent persons employed by the Bank as of December 31, 1995, was 197.75. Most employees participate in the Bank's pension plan and are provided with group life, health and major medical insurance. Management considers employee relations to be very good.

SUPERVISION AND REGULATION

   The Corporation as a "bank holding company" under the Federal Bank Holding Company Act (the "Act") is regulated and examined by the Federal Reserve Board. The Act restricts the business activities and acquisitions that may be engaged in, or made by the Corporation. As a "bank holding company" for purposes of Pennsylvania state banking law, the Corporation is regulated and supervised by the Pennsylvania Department of Banking.
   Other Federal and Pennsylvania laws regulate, restrict and sometimes prohibit certain activities of, or transactions between, a corporation's banking subsidiaries and a corporation itself and its other subsidiaries. These laws include limitations on the loans by a bank's subsidiaries to affiliated companies and on the amount of dividends that may be declared by a bank's subsidiaries (see Note 12 to the Consolidated Financial Statements).
   The Bank is a member of the FDIC. Accordingly, its operations are subject to regulation and examination by the State of Pennsylvania and the FDIC.

GOVERNMENTAL MONETARY POLICIES

   The earnings of the Corporation and the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.
   As a banking institution, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Bank cannot be predicted.

ITEM 2 - PROPERTIES

   The Corporation's headquarters is located in its Administration Center at 33 Carlisle Street, Hanover, Pennsylvania 17331. In addition to the Administration Center, the Bank owns the following unencumbered banking offices:

MAIN OFFICE                        YORK STREET OFFICE
25 Carlisle Street                 951 York Street
Hanover, York County               Hanover, York County
Pennsylvania   17331               Pennsylvania   17331

NEW OXFORD OFFICE                  HANOVER CROSSING OFFICE
318 Lincolnway East                453 Eisenhower Drive
New Oxford, Adams County           Hanover, York County
Pennsylvania   17350               Pennsylvania   17331

OPERATIONS CENTER                  WEST MANCHESTER OFFICE (Building)
1040 High Street                   1511 Kenneth Road
Hanover, York County               York, York County
Pennsylvania   17331               Pennsylvania   17404
                                   (Opening March 18, 1996)

   The Bank also owns the following unencumbered property:

 Vacant 2-acre tract of land located at the intersection of Pennsylvania Route 74 and Wellsville Road in the Borough of Wellsville, York County, Pennsylvania which was for possible branch development and is now listed for sale.


   The Bank leases the following properties:

PLAZA OFFICE                       SOUTH HANOVER OFFICE
880 Carlisle Street                1049 Baltimore Street
Hanover, York County               Hanover, York County
Pennsylvania   17331               Pennsylvania   17331

NORTH MALL OFFICE                  ROSSVILLE OFFICE
Carlisle Street Extended           3405 Rosstown Road
Hanover, York County               Wellsville, York County
Pennsylvania   17331               Pennsylvania   17365

GETTYSBURG EAST OFFICE             LITTLESTOWN OFFICE
1275 York Road                     400 West King Street
Gettysburg, Adams County           Littlestown, Adams County
Pennsylvania   17325               Pennsylvania   17340

DOWNTOWN GETTYSBURG OFFICE         WEST YORK LOAN PRODUCTION OFFICE
6 York Street                      1550 Kenneth Road
Gettysburg, Adams County           York, York County
Pennsylvania   17325               Pennsylvania   17404

WEST MANCHESTER OFFICE (Land)
1511 Kenneth Road
York, York County
Pennsylvania   17404
(Opening March 18, 1996)

ITEM 3 - LEGAL PROCEEDINGS

   In the opinion of the management of the Corporation and the Bank, there are no proceedings pending to which the Corporation and/or Bank is a party or to which their property is subject, which, if determined adversely to the Corporation or Bank, would be material in relation to the Corporation's and the Bank's undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by government authorites.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

   COMMON STOCK MARKET PRICES AND DIVIDENDS on page 33 of the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

   Hanover Bancorp, Inc.'s SELECTED CONSOLIDATED FINANCIAL DATA on page 11 of the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 13 through 32 of the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and the related Notes to the Financial Statements on pages 36 through 55 of the 1995 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACOOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                     PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   ELECTION OF DIRECTORS on pages 5 through 7 and OFFICERS OF THE
CORPORATION and PRINCIPAL OFFICERS OF THE BANK on pages 15 through 16 of the 1996 Proxy Statement are incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

   COMPENSATION OF DIRECTORS, COMPENSATION COMMITTEE REPORT, SUMMARY COMPENSATION TABLE and RETIREMENT BENEFITS on pages 8 through 15 of the 1996 Proxy Statement are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

   OWNERSHIP OF SECURITIES BY THE CORPORATION'S DIRECTORS, NOMINEES AND PRINCIPAL OFFICERS on pages 3 through 4 and OFFICERS OF THE CORPORATION and PRINCIPAL OFFICERS OF THE BANK on pages 15 through 16 of the 1996 Proxy Statement are incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   CERTAIN TRANSACTIONS on page 17 of the 1996 Proxy Statement are incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS

        A. (1) and (2) Consolidated Financial Statements and Schedules. Included within Exhibit (13).

            (3)  Exhibits as required by Item 601 of Regulation S-K.

                 (3)(a)(1)  Articles of Incorporation previously
                 filed as Exhibit 3a to the Corporation's 1991
                 Form 10-K filed March 27, 1992, are hereby incorporated by reference.

                 (3)(a)(2)  Amendments to Article 4 of the Articles
                 of Incorporation previously filed as Exhibit 3a to the Corporation's 1993 Form 10-K filed March 11, 1994, are hereby incorporated by reference.

                 (3)(b) The By-laws of the Corporation previously filed as Exhibit 3b to the Corporation's 1991
                 Form 10-K filed March 27, 1992, are hereby incorporated by reference.

                 (3)(c) Amendment to Article 5.A. of the Articles of Incorporation previously filed as Exhibit 3c to the Corporation's 1994 Form 10-K filed March 20, 1995, are hereby incorporated by reference.

                 (13)  1995 Annual Report to Shareholders.

                 (22) The registrant has one subsidiary, Bank of Hanover and Trust Company, 25 Carlisle Street,
                 Hanover, Pennsylvania 17331, incorporated in Pennsylvania.

                 (23)  Consents of independent auditors.

                 (27)  Financial Data Schedule.

                 (28)  Additional Exhibits.

                       (99)(a)  Auditor's Report. Included within Exhibit (13).

                       (99)(b) Proxy Statement and Notice of Annual Meeting of Shareholders to be held April 9, 1996, are hereby incorporated by reference.

                       (99)(c)  Form of Proxy for Annual Meeting of
                       Shareholders to be held April 9, 1996, is hereby incorporated by reference.

        B. There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

        C and D. Exhibits and Financial Statement Schedules. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
        Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

ITEM 15 - SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Hanover Bancorp, Inc. (Registrant)


BY:  /S/ J. Bradley Scovill                           February 16, 1996
     J. Bradley Scovill                                      Date
     President and Chief Executive Officer
     (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 16, 1996, by the following persons on behalf of the registrant and in the capacities indicated.



     /S/ Michael D. Bross                    /S/ Thomas M. Bross, Jr.
     Michael D. Bross                        Thomas M. Bross, Jr.
     Director                                Director,
                                             Vice Chairman of the Board


     /S/ S. Forry Eisenhart, Jr.             /S/ Bertram F. Elsner
     S. Forry Eisenhart, Jr.                 Bertram F. Elsner
     Director                                Director


     /S/ J. Daniel Frock                     /S/ John S. Hollinger, Jr.
     J. Daniel Frock                         John S. Hollinger, Jr.
     Director                                Director


     /S/ Terrence L. Hormel                  /S/ Earl F. Noel, Jr.
     Terrence L. Hormel                      Earl F. Noel, Jr.
     Director,                               Director
     Chairman of the Board


     /S/ Vincent P. Pisula                   /S/ Charles W. Test
     Vincent P. Pisula, MD                   Charles W. Test
     Director                                Director


     /S/ J. Bradley Scovill                  /S/ Gerald M. Warner
     J. Bradley Scovill                      Gerald M. Warner
     Director, President and                 Secretary and Treasurer
     Chief Executive Officer                 (Principal Accounting and
     (Principal Executive Officer)            Financial Officer)