Form 10-Q
period 1996-03-31
HANOVER BANCORP INC
filed 1996-05-15
CIK 713094

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996

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

       CLASS                      OUTSTANDING March 31, 1996
    Common Stock,                         3,105,068 shares
par value $1.11 per share

                                INDEX


        HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                      Page #
Part I.          Financial Information

        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 March 31, 1996, and December 31, 1995. . . . . . . . . . 3

                 Consolidated Statements of Income -
                 Three Months Ended March 31, 1996 and 1995 . . . . . . . 4

                 Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1996 and 1995 . . . . . . . 5

                 Sources and Uses of Funds. . . . . . . . . . . . . . . . 6

                 Notes to Consolidated Financial Statements . . . . . . . 7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. . . . .  10


Part II.        Other Information

        Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  18

        Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  18

        Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  18

        Item 4.  Submission of Matters to a Vote of Security Holders. .  18

        Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  19

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  19


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                      PART I.  FINANCIAL INFORMATION

            HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                        Consolidated Balance Sheets
                                                          (Unaudited)
                                                     March 31    December 31
                                                       1996         1995
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                           $  13,623    $ 11,055
  Federal funds sold                                   27,025       5,600
     CASH AND CASH EQUIVALENTS                         40,648      16,655
  Interest bearing deposits with other banks               52         913
  Investment securities:
    Available-for-sale                                 71,863      87,964
    Held-to-maturity (market value -
      $3,916 and $9,978 respectively)                   3,898       9,941
                                                       75,761      97,905
  Loans:
    Commercial, financial, and agricultural            26,287      26,062
    Real estate-construction                            5,801       5,384
    Real estate-commercial mortgage                    26,183      25,739
    Real estate-residential mortgage                   96,681      95,227
    Consumer                                           60,864      61,457
                                                      215,816     213,869
    Less:  Allowance for loan losses                   (2,265)     (2,220)
      NET LOANS                                       213,551     211,649
  Premises and equipment                                6,156       5,806
  Accrued income receivable                             2,198       2,355
  Other assets                                          2,348       1,939
      TOTAL ASSETS                                   $340,714    $337,222

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 26,312    $ 27,214
    Interest bearing                                  256,719     251,020
      TOTAL DEPOSITS                                  283,031     278,234
  Borrowed funds:
    Federal Home Loan Bank borrowings                  13,817      14,006
    Other borrowings                                    8,110       8,947
                                                       21,927      22,953
  Accrued interest                                      2,205       1,873
  Other liabilities                                       997         958
  Dividends payable                                       342         342
      TOTAL LIABILITIES                               308,502     304,360

SHAREHOLDERS' EQUITY:
  Common stock                                          3,447       3,449
  Surplus                                              18,618      18,606
  Retained earnings                                     9,685       9,253
  Unrealized gains on securities
    available-for-sale                                    462       1,554
      TOTAL SHAREHOLDERS' EQUITY                       32,212      32,862
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $340,714    $337,222

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                        Three Months Ended
                                                             March 31
                                                          1996       1995
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 4,673    $ 4,147
  Interest on federal funds sold                            136         77
  Investment securities:
    Taxable                                                 827        945
    Tax Exempt                                              480        388
                                                          1,307      1,333
  Other interest income                                     126         51
      Total Interest Income                               6,242      5,608

INTEREST EXPENSE:
  Interest on deposits                                    2,713      2,243
  Interest on borrowed funds                                293        325
      Total Interest Expense                              3,006      2,568
      Net Interest Income                                 3,236      3,040

PROVISION FOR LOAN LOSSES                                   120         90
      Net Interest Income After
      Provision For Loan Losses                           3,116      2,950

OTHER INCOME:
  Trust department income                                   174        165
  Service charges on deposit accounts                       205        193
  Other operating income                                    114         89
  Securities gains                                           77         98
                                                            570        545
 OTHER EXPENSE:
  Salaries                                                1,220      1,039
  Pensions and other employee benefits                      322        288
  Occupancy expense                                         237        192
  Equipment expense                                         212        216
  Marketing and advertising                                  78         75
  FDIC Insurance                                              1        142
  Other operating expense                                   569        537
                                                          2,639      2,489

      Income Before Income Taxes                          1,047      1,006
INCOME TAXES - Note 7                                       220        201
      NET INCOME                                        $   827    $   805

PER SHARE DATA:

Net income                                              $   .27    $   .26

Cash dividends                                          $   .11    $   .10

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                    Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                      Three Months Ended
                                                                                      March 31
                                                      1996         1995
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $   827      $   805
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          120           90
      Provision for depreciation and amortization        170          163
      Securities gains                                   (78)         (90)
      Deferred income taxes, net                         224          150
      Decrease in interest receivable                    157           60
      Increase in interest payable                       332          317
      Increase in other assets                          (323)        (232)
      Increase (decrease) in other liabilities           296          (26)
      Increase (decrease) in accrued taxes                (4)          15
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     1,721        1,252

INVESTING ACTIVITIES:
  Net increase in loans                               (4,096)      (6,929)
  Proceeds of loan sales                               2,074          222
  Proceeds from sales of
    available-for-sale investment securities          29,884        2,141
  Proceeds from maturities of investment securities   19,977        9,571
  Purchases of investment securities                 (28,433)      (4,258)
  Purchases of premises and equipment                   (520)        ( 49)
                              NET CASH PROVIDED BY
                              INVESTING ACTIVITIES    18,886          698

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts        6,041        2,191
  Net increase (decrease) in certificates of deposit
    and other time deposits                           (1,244)       6,750
  Net decrease in borrowed funds                      (1,026)      (2,963)
  Cash dividends paid                                   (342)        (311)
  Dividends paid in lieu of fractional shares            ---           (6)
  Proceeds from issuance of common stock                  13          ---
  Repurchase and retirement of common stock              (56)         ---
                            NET CASH PROVIDED BY
                              FINANCING ACTIVITIES     3,386        5,661

  INCREASE IN CASH AND CASH EQUIVALENTS               23,993        7,611

Cash and cash equivalents at beginning of period      16,655       11,549

        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $40,648      $19,160

See notes to consolidated financial statements.

                        SOURCES & USES OF FUNDS

                                                   Increase (Decrease)
                                        March 31     Since December 31, 1995
                                         1996        Amount        Percent
                                       (In thousands of dollars)
Funding Sources:
        Deposits
          Non-interest bearing         $ 26,312      $  (902)       (3.31)%
          Interest bearing              256,719        5,699         2.27%
        Total deposits                  283,031        4,797         1.72%

        Borrowed funds                   21,927       (1,026)       (4.47)%
        Other liabilities                 3,544          371        11.69%
        Shareholders' equity             32,212         (650)       (1.98)%

        TOTAL SOURCES                  $340,714      $ 3,492         1.04%



Funding Uses:
        Interest earning assets
          Interest bearing deposits    $     52      $  (861)      (94.30)%
          Investment securities          75,761      (22,144)      (22.62)%
          Federal funds sold             27,025       21,425       382.59%
          Loans, net                    213,551        1,902          .90%
        Total interest earning assets   316,389          322          .10%

        Other assets                     24,325        3,170        14.98%

        TOTAL USES                     $340,714      $ 3,492         1.04%

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Notes to Consolidated Financial Statements


(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of March 31, 1996, and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 3,105,068 during the quarter ended March 31, 1996, and 3,105,590 during the quarter ended March 31, 1995. Shares outstanding, as well as all other per share data, has been adjusted to reflect the three for two stock split paid April 1, 1995.

(5) The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

(6) The Corporation considers the allowance for loan losses adequate at this time.

        Beginning in 1995, the Corporation adopted Financial Accounting Standards Board (FASB) No. 114 "Accounting by Creditors for Impairment of a Loan" and Statement No. 118 "Accounting by Creditors for Impairment-Income Recognition and Disclosures". In accordance with these standards, the following tables are presented which summarize the Corporation's loan loss allowance activity and which provide information relating to its impaired loans.

                                            March 31    December 31
                                              1996         1995
Balance at beginning of period               $2,220       $2,498
Recoveries on loans                              32          125
Provision charged to operations                 120          360
Loans charged-off                              (107)        (763)
Balance at end of period                     $2,265       $2,220

                                            March 31    December 31
                                              1996         1995
Recorded investment in loans considered
  impaired under FASB 114                    $  923       $  946

Loans above on nonaccrual status             $   61       $   -


Impaired loans with no related
  allowance due to write-downs               $  609       $  654

Impaired loans not written-down                 314          292
                                             $  923       $  946

Allowance related to the above loans         $   -        $   -


Average recorded investment in impaired
  loans during the period                    $  961       $1,490

Related amount of interest income
  recognized on these impaired loans         $   22       $  132

Amount of interest income above
  using the cash basis method
  of accounting                              $    1       $    4

(7) Three accounting standards recently issued by the Financial Accounting Standards Board (FASB) were adopted by the Corporation effective January 1, 1996. FASB 123 "Accounting for Stock Based Compensation" was issued in October 1995. This statement encourages but does not require companies to recognize compensation expense for stock-based awards based on their fair value on the grant date. Companies have the option to continue following the existing intrinsic value method under Accounting Principles Board
        (APB) Opinion No. 25 which often results in no compensation expense. However, companies that choose the latter method are required to provide pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. In addition, the standard requires all companies to make significantly more disclosures regarding employee stock
        options than are currently required.   The Corporation has chosen
        to continue to follow the existing intrinsic value method and to provide the additional required pro forma disclosures in its 1996 annual financial statements.

        FASB 122, "Accounting for Mortgage Servicing Rights", was issued in May 1995. This statement requires that a separate asset be recognized for the rights to service mortgage loans for others, regardless of how these rights are acquired. The total cost of the mortgage loans, whether purchased or originated, should be allocated between the loans and the mortgage servicing rights based on their relative fair values. The standard also requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights and that any impairment be recognized through a valuation allowance.

        FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March 1995. This standard prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment; identifiable intangibles, including patents and trademarks; and goodwill related to those assets. In addition, FASB 121 defines the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are part of a discontinued operation.

        The adoption of these new standards did not have nor is expected to have a material effect on the Corporation's liquidity, capital resources, or results of operations.

                                                 ***********

        HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Results of Operations:

        The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the first quarter of 1996, including basic performance trends. There are no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or operations.


First Quarter of 1996 Compared to First Quarter of 1995:

        Net income for the three months ended March 31, 1996, was $827,000, an increase of $22,000 from the same period in 1995. On a per share basis, 1996 first quarter results was $0.27 versus $0.26 per share during the prior year.

        Total interest income for the three months ended March 31, 1996, was $6.2 million, an increase of $634,000 from the same period in 1995. Interest and fees on loans increased $526,000 as a result of volume increases and market interest rate increases. Interest on federal funds sold and other investments increased by $59,000 and $75,000, respectively, primarily due to increased volumes. Interest on investment securities decreased by $26,000 as a result of lower volumes. The volume changes in the Corporation's investment securities and federal funds sold were related to an investment portfolio restructuring as further discussed herein.

        Interest expense for the three months ended March 31, 1996, was $3.0 million, an increase of $438,000 from the same period in the prior year. Interest on deposits increased by $470,000 due to volume growth and increased market interest rates. Interest on other funds, including fed funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) borrowings, decreased by $32,000 as a result of volume decreases.

        The provision for loan losses was $120,000 for the first quarter of 1996, compared to $90,000 for the first quarter of 1995. Management is continuing its policy of providing reasonable additions to the reserve for loan losses on an ongoing basis. The amount of the provision is based on a current and prospective assessment of overall loan portfolio quality and potential specific losses.

        The net impact of the above changes on the Corporation's net interest income after loan loss provision was an increase of $166,000 from 1995 to 1996.

        Non-interest income for the three months ended March 31, 1996 was $570,000, an increase of $25,000 over the same period in 1995. Trust department income, service charges on deposit accounts and other operating income increased by $9,000, $12,000 and $25,000, respectively, while securities gains decreased by $21,000. Trust department income increased primarily due to a fee restructuring effective the beginning of 1996.
Service charges on deposit accounts increased largely as the result of demand deposit account growth, specifically commercial accounts. The increase in other operating income was primarily due to increased fees realized through a higher volume of loan sales during 1996 compared to 1995. The decrease in securities gains was an outcome of sales conducted in response to the market conditions and strategies at the time.

  Total non-interest expense during the first quarter of 1996 was $2.6 million, an increase of $150,000 over the same period in 1995. This increase was primarily due to growth in salaries, pensions and other employee benefits, occupancy, and other operating expenses of $181,000, $34,000, $45,000 and $32,000, respectively. This growth was mainly associated with the Corporation's expansion of its branch office network. Competitive salary/wage pressures and inflation also contributed to these increases.
The $141,000 decrease in FDIC insurance premiums was due to the substantial rate reductions instituted by the FDIC during the third quarter of 1995. The FDIC revised the premium rates as a result of the recapitalization of the Bank Insurance Fund (BIF) and in an effort to more fully reflect banks' risk profiles by expanding the spread between rates paid by the "safest" and "riskiest" institutions. This revision has translated into a reduction for the Corporation since the Bank is currently included in the "safest" category. Management anticipates remaining in this category in the future and thus should continue to realize significantly reduced FDIC premium expenses going forward.

        Income taxes for the first quarter of 1996 were $220,000, an increase of $19,000 from the same period in 1995. This provision translates into an effective tax rate of 21.0% for the period in comparison to a 20.0% rate during 1995.

Statement of Cash Flows:

        The Corporation's cash and cash equivalents increased by $24.0 million between December 31, 1995, and March 31, 1996 to a level of $40.6 million.

        Net cash provided by operating activities was $1.7 million of which net income provided $827,000. Net income was augmented by a total of $918,000 for the provision for loan losses, the provision for depreciation and amortization and the increases in interest payable and other liabilities to reflect expenses charged to income that did not require cash outlays. In addition, net income was increased by $381,000 for the decreases in deferred income taxes and interest receivable for cash received that was not included in income. A combined total of $327,000, representing the increase in other assets and the decrease in accrued taxes was deducted from net income in consideration of cash expenditures made but not charged to expense. Finally the securities gains of $78,000 were deducted to reflect noncash income recognized.

        Net cash provided by investing activities totalled $18.9 million. The net investment in the loan portfolio was $2.0 million after deducting the $2.1 million in loan sales. This increase was primarily related to residential mortgage loan growth which was largely spurred by the attractively low rates present during the early part of 1996. Net cash of $21.4 million was provided through investment portfolio activity during the first quarter of 1995. Proceeds from sales and maturities contributed $29.9 million and $20.0 million, respectively, while purchases of investment securities utilized $28.4 million. The high volume of sales was the result of ongoing portfolio and balance sheet management strategies in response to the volatile interest rate environment during the first quarter of 1996. The proceeds have been held in federal funds sold until the rate environment stabilizes. Purchases of premises and equipment used $520,000 in cash.
These purchases were primarily related to the addition of a new branch facility.

        Financing activities provided $3.4 million during the first quarter of 1996. Demand deposits, NOW accounts, money market accounts and savings accounts provided $6.0 million while certificates of deposit and other time deposits (CDs) used $1.2 million. The decrease in certificates is somewhat distorted since the Corporation lost a large municipal CD during the first
quarter of approximately $6.0 million.   This overall increase in deposit
levels was largely the result of continued growth experienced by the
Corporation's developing branch facilities.   A decrease in borrowed funds
and cash dividends of $1.0 million and $342,000, respectively, used cash.
Also utilizing $56,000 of cash was the repurchase and retirement of common stock related to a stock purchase plan as further discussed herein.

Asset Quality and Allowance for Loan Losses:


The following tables illustrate the Corporation's problem asset position as of March 31, 1996 compared to its position at December 31, 1995.

                                             March 31     December 31
                                               1996          1995
Non-accrual loans                            $   61        $   10
Accruing loans past due 90 days or more           5            24
Restructured loans                              253           292
Other real estate and other
  repossessed assets                             29            46
        Total non-performing assets          $  348        $  372




Non-accrual loans by category

Commercial, financial and agricultural       $   61       $    -
Real estate-construction                         -             -
Real estate-mortgage                             -             -
Installment                                      -             10
                                             $   61        $   10

Past due loans by category

Commercial, financial and agricultural       $   -         $   -
Real estate-construction                         -             -
Real estate-mortgage                             -             -
Installment                                       5            24
                                             $    5        $   24

Restructured loans by category

Commercial, financial and agricultural       $   12        $   13
Real estate-construction                         -             -
Real estate-mortgage                            241           279
Installment                                      -             -
                                             $  253        $  292

        Non-performing assets remained at a relatively low level at March 31, 1996. Nonperforming assets were .16% of total loans at March 31, 1996 compared to .17% at December 31, 1995. In addition, potential problem loans at March 31, 1996, as determined by the Corporation's internal review process, remained at $2.0 million, the same level as December 31, 1995. Of these amounts, $609,000 and $654,000 were considered impaired under FASB 114 for March 31, 1996 and December 31, 1995, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

        The Corporation remains committed to making monthly provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $120,000 was made during the first three months of 1996. The resulting allowance for loan losses at March 31, 1996 was $2.3 million in comparison to $2.2 million at December 31, 1995. This allowance approximated 1.05% of total loans and 651% of nonperforming assets at March 31, 1996 versus 1.04% and 597% at year end 1995. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity and Interest Rate Sensitivity:

        Asset/liability management can be divided into two primary functions:
1) assuring adequate liquidity and, 2) maintaining an appropriate balance between rate-sensitive interest earning assets and rate-sensitive interest bearing liabilities. The goal of the Corporation's Liquidity Management Program is to meet the cash flow requirements of customers for either deposit withdrawals or loans. To meet its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet. On the asset side of the balance sheet, the Corporation relies on federal funds sold, short term money market investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. On March 31, 1996, the balance of the federal funds sold account was $27.0 million. Along with the liquidity provided by federal funds sold, a total of $7.5 million or 9.9% of the Corporation's $75.8 million investment portfolio were scheduled to mature in one year or less. Additionally, an average of $4.8 million in loan principal repayments and $532,000 in mortgage- and asset-backed securities repayments were received by the Corporation during each month of the first quarter of 1996.

        In addition to the liquidity provided by these categories of assets, the Corporation's liquidity is enhanced by a high ratio of stable "core" deposits (total deposits less certificates of deposit in excess of $100,000) to total assets. On March 31, 1996, 79.5% of total assets were funded with core deposits while 3.6% were funded with certificates of deposit in excess of $100,000. In addition, 4.1% of total assets were funded by FHLB borrowings which provide match funding for assets with similar maturities.

        Finally, as part of its Liquidity Management Program, the Corporation maintains borrowing agreements with several correspondent banks, the FHLB of Pittsburgh, as well as access to the Discount Window at the Federal Reserve Bank of Philadelphia.

        Maintaining an appropriate balance between rate sensitive interest earning assets and interest bearing liabilities is a method of avoiding fluctuations in net interest income and profits. An interest sensitivity mismatch or GAP results from either an excess of rate sensitive assets (positive gap) or rate sensitive liabilities (negative gap) being repriced in a given time period. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, while a negative gap generally means the opposite. It is the Corporation's policy to maintain a rate sensitivity ratio (rate sensitive assets minus rate sensitive liabilities divided by total assets) over various time frames of between plus and minus 10%. This ratio is deemed prudent because it allows the Corporation sufficient latitude to redeploy assets in response to a change in the level of interest rates and maintain or increase the level of net interest income.

        The following table shows the respective interest sensitivity GAPs on March 31, 1996, for several different time intervals. This GAP analysis takes into consideration the current estimated prepayments on loans and amortizing investment securities. The Corporation's rate sensitivity ratio within one year was negative 11.17%. As indicated, a negative gap position during a period of rising interest rates may reduce net interest income. However, management believes that the potential negative impact on the net interest margin, should rates continue to increase, would not be material primarily because of the Corporation's ability to control the magnitude of deposit repricing relative to asset repricing, specifically with respect to the savings and NOW accounts. These accounts have historically been less rate sensitive than other deposit accounts but are conservatively classified for the GAP analysis. In addition, management has the ability to adjust the GAP position as necessary by repositioning its large portfolio of available-for-sale investment securities. Management does not anticipate a significant increase in the Corporation's negative gap position in the future.

                 HANOVER BANCORP CONSOLIDATED GAP ANALYSIS
                                                              TOTAL
                                0 - 180       181-365        0 - 365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
Interest Earning Assets        $122,417       $ 31,275      $153,692
Interest Bearing Liabilities    147,884         43,851       191,735

Interest Sensitivity GAP
     March 31, 1996             (25,467)       (12,576)      (38,043)

Rate Sensitivity Ratio            (7.47)%        (3.69)%      (11.17)%

Interest Sensitivity GAP
     December 31, 1995         $(19,306)      $(12,012)     $(31,318)

Rate Sensitivity Ratio            (5.73)%        (3.56)%       (9.29)%

Capital Resources:

        The Corporation's average equity to asset ratio was 9.79% during the first three months of 1996 versus 9.25% for the first three months of 1995. With the application of SFAS 115, the Corporation's total capital fluctuates somewhat as changes in market interest rates affect the market value of the
available-for-sale investment portfolio.    Excluding the unrealized gains
(losses) created by the application of SFAS 115, this ratio was 9.41% for 1996 compared to 9.47% for 1995. This slight decrease in the "core" capital ratio was attributable to the strong growth in assets experienced by the Corporation during the past year.

        During the quarter ended March 31, 1996, the Board of Directors declared a cash dividend of $.11 per share payable May 1, 1996. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

        Also during the first quarter of 1996, the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 150,000 shares of its outstanding common stock. Upon purchase, these shares will be retired rather than be carried as treasury stock. The objective of this plan is to more effectively deploy the Corporation's capital. In combination with increased earnings over time, the resulting reduction in total capital and shares outstanding is expected to improve return on equity and earnings per share and support the market for Hanover Bancorp, Inc. stock.

        At the end of 1992, banks and bank holding companies were expected to meet new capital ratios for qualifying total capital to risk weighted assets. The new regulations were first proposed by the Federal Reserve Board in January 1988. The principal objectives of establishing a risk-based capital measurement framework are to achieve consistent international standards in the measurement of and assessment of capital adequacy and to strengthen the capital positions of major international banking organizations. As of March 31, 1996, Hanover Bancorp's "core" capital to risk-weighted assets was 13.42%. Total capital to risk-weighted assets on the same date was 14.38%. The regulatory authorities require that the unrealized gains (losses) generated by the application of FASB 115 be excluded from the calculation of
these ratios.   These ratios are well above the minimums required by the
regulation and the Corporation has not been advised of any deficiency by the regulatory authorities. Management has reviewed and will continue to monitor the Corporation's asset mix, product pricing and allowance for loan losses which are the areas determined to be most affected by these requirements.

Regulatory Issues:

        The passage of the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Reigle Community Development and Regulatory Improvement Act may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September, 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June, 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in that state and no in-state bank may branch outside the state.
Pennsylvania recently amended the provisions of its banking code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management predicts that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank. There are numerous proposals before Congress to modify the financial services industry and the way commercial banks operate. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law.

Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations will not be material.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act") addresses recapitalization of the insurance fund. The Act contains provisions concerning the utilization of risk-based assessments in generating deposit insurance funds, a nominal change to deposit insurance coverage, assessment reduction for bank's involvement in community related activities, the computation of interest paid on deposit accounts and miscellaneous regulatory procedures and standards to ensure the bank's safety and limit systemic risk. Implementation of the provisions of the Act have not had nor are expected to have a material adverse impact on the results of operation, capital resources or liquidity of the Corporation.

        Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

        During the first quarter of 1996 the Pennsylvania State Department of Banking completed a routine examination of the Bank including an assessment of asset quality. During 1995 the FDIC completed a similar examination of the Bank. Also during 1995, the Federal Reserve Bank of Philadelphia completed a routine examination of the Corporation.

                          PART II.  OTHER INFORMATION

             HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


Item 1.  Legal Proceedings

        In the opinion of the management of the Corporation and the Bank, there are no proceedings pending to which the Corporation and/or Bank is a party or to which their property is subject, which, if determined adversely to the Corporation or Bank, would be material in relation to the Corporation's and the Bank's undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by government authorities.


Item 2.  Changes in Securities - None.


Item 3.  Defaults Upon Senior Securities - None.


Item 4.  Submission of Matters to a Vote of Security Holders

  (a)           An annual meeting of shareholders was held April 9, 1996.

  (b)-(c)       One matter was voted upon, as follows:

       Four directors were elected, as below:
                                              Votes      Votes
                                   Term       Cast       Cast         Votes
                                  Expires     "FOR"     "AGAINST"   "ABSTAINED"

           Re-elected

           Michael D. Bross          1999    2,474,703     1,008         0
           Thomas M. Bross, Jr.      1999    2,473,241     2,470         0
           Earl F. Noel, Jr.         1999    2,467,803     7,908         0
           J. Bradley Scovill        1999    2,472,392     3,319         0


           Directors whose term continued after meeting

           Terrence L. Hormel        1997
           Vincent P. Pisula, M.D.   1997
           Charles W. Test           1997
           S.Forry Eisenhart, Jr.    1997
           Bertram F. Elsner         1998
           J. Daniel Frock           1998
           John S. Hollinger, Jr.    1998

  (d)                  None.

Item 5.  Other Information - None


Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits - Exhibit 27.  Financial Data Schedule

        (b)     Reports on Form 8-K - None

                                     SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.



Date: May 14, 1996                  \S\  J. Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 14, 1996                  \S\  Gerald M. Warner
                                         Gerald M. Warner
                                         Secretary and Treasurer
                                         (Principal Accounting and
                                          Financial Officer)