Form 10-Q/A
period 1996-03-31
HANOVER BANCORP INC
filed 1996-08-14
CIK 713094

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



                                         HANOVER BANCORP, INC.



Date: August 14, 1996               \S\  J. Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 14, 1996               \S\  Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)