Form 10-Q
period 1996-06-30
HANOVER BANCORP INC
filed 1996-08-14
CIK 713094

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996

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

           CLASS                      OUTSTANDING June 30, 1996
     Common Stock,                         3,034,785 shares
par value $1.11 per share

                                 INDEX


           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                   Page #
Part I.   Financial Information

     Item 1.  Financial Statements (Unaudited)

        Consolidated Balance Sheets -
        June 30, 1996, and December 31, 1995. . . . . . . . . . . .   3

        Consolidated Statements of Income -
        Three Months Ended June 30, 1996 and 1995 . . . . . . . . .   4
        Six Months Ended June 30, 1996 and 1995 . . . . . . . . . .   5

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 1996 and 1995 . . . . . . . . . .   6

        Sources and Uses of Funds . . . . . . . . . . . . . . . . .   7

        Notes to Consolidated Financial Statements. . . . . . . . .   8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . 11


Part II.   Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 20

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . 20
     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . 20

     Item 4.  Submission of Matters to a Vote of Security Holders. . 20

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . 21

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 21


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                    PART I.  FINANCIAL INFORMATION

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                        Consolidated Balance Sheets
                                                          (Unaudited)
                                                     June 30    December 31
                                                       1996         1995
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                           $  12,724    $ 11,055
  Federal funds sold                                   19,790       5,600
     CASH AND CASH EQUIVALENTS                         32,514      16,655
  Interest bearing deposits with other banks               44         913
  Investment securities:
    Available-for-sale                                 60,314      87,964
    Held-to-maturity (market value -
      $14,342 and $9,978 respectively)                 14,352       9,941
                                                       74,666      97,905
  Loans:
    Commercial, financial, and agricultural            28,764      26,062
    Real estate-construction                            6,321       5,384
    Real estate-commercial mortgage                    27,500      25,739
    Real estate-residential mortgage                  106,490      95,227
    Consumer                                           62,682      61,457
                                                      231,757     213,869
    Less:  Allowance for loan losses                   (2,339)     (2,220)
      NET LOANS                                       229,418     211,649
  Premises and equipment                                6,664       5,806
  Accrued income receivable                             2,277       2,355
  Other assets                                          2,796       1,939
      TOTAL ASSETS                                   $348,379    $337,222

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 28,220    $ 27,214
    Interest bearing                                  268,225     251,020
      TOTAL DEPOSITS                                  296,445     278,234
  Borrowed funds:
    Federal Home Loan Bank borrowings                   9,253      14,006
    Other borrowings                                    8,582       8,947
                                                       17,835      22,953
  Accrued interest                                      2,370       1,873
  Other liabilities                                       627         958
  Dividends payable                                       333         342
      TOTAL LIABILITIES                               317,610     304,360

SHAREHOLDERS' EQUITY:
  Common stock                                          3,368       3,449
  Surplus                                              18,628      18,606
  Retained earnings                                     9,033       9,253
  Unrealized gains on securities
    available-for-sale                                   (260)      1,554
      TOTAL SHAREHOLDERS' EQUITY                       30,769      32,862
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $348,379    $337,222

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                        Three Months Ended
                                                             June 30
                                                          1996       1995
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 4,865    $ 4,490
  Interest on federal funds sold                            382        139
  Investment securities:
    Taxable                                                 685        948
    Tax Exempt                                              278        376
                                                            963      1,324
  Other interest income                                      55         48
      Total Interest Income                               6,265      6,001

INTEREST EXPENSE:
  Interest on deposits                                    2,680      2,502
  Interest on borrowed funds                                271        323
      Total Interest Expense                              2,951      2,825
      Net Interest Income                                 3,314      3,176

PROVISION FOR LOAN LOSSES                                   120         90
      Net Interest Income After
      Provision For Loan Losses                           3,194      3,086

OTHER INCOME:
  Trust department income                                   194        165
  Service charges on deposit accounts                       223        208
  Other operating income                                    122        113
  Securities gains                                          266        170
                                                            805        656
 OTHER EXPENSE:
  Salaries                                                1,262      1,091
  Pensions and other employee benefits                      316        248
  Occupancy expense                                         221        186
  Equipment expense                                         239        223
  Marketing and advertising                                 139        123
  FDIC Insurance                                              1        142
  Other operating expense                                   646        614
                                                          2,824      2,627

      Income Before Income Taxes                          1,175      1,115
INCOME TAXES                                                263        244
      NET INCOME                                        $   912    $   871

PER SHARE DATA:

Net income                                              $   .30    $   .28

Cash dividends                                          $   .11    $   .10

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                         Six Months Ended
                                                             June 30
                                                          1996       1995
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 9,538    $ 8,637
  Interest on federal funds sold                            518        216
  Investment securities:
    Taxable                                               1,512      1,893
    Tax Exempt                                              758        764
                                                          2,270      2,657
  Other interest income                                     181         99
      Total Interest Income                              12,507     11,609

INTEREST EXPENSE:
  Interest on deposits                                    5,393      4,745
  Interest on borrowed funds                                564        648
      Total Interest Expense                              5,957      5,393
      Net Interest Income                                 6,550      6,216

PROVISION FOR LOAN LOSSES                                   240        180
      Net Interest Income After
      Provision For Loan Losses                           6,310      6,036

OTHER INCOME:
  Trust department income                                   368        330
  Service charges on deposit accounts                       428        401
  Other operating income                                    236        202
  Securities gains                                          343        268
                                                          1,375      1,201
 OTHER EXPENSE:
  Salaries                                                2,482      2,130
  Pensions and other employee benefits                      638        536
  Occupancy expense                                         458        378
  Equipment expense                                         451        439
  Marketing and advertising                                 217        198
  FDIC Insurance                                              2        284
  Other operating expense                                 1,215      1,151
                                                          5,463      5,116

      Income Before Income Taxes                          2,222      2,121
INCOME TAXES                                                483        445
      NET INCOME                                        $ 1,739    $ 1,676

PER SHARE DATA:

Net income                                              $   .56    $   .54

Cash dividends                                          $   .22    $   .20

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                       Six Months Ended
                                                           June 30
                                                      1996         1995
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $ 1,739      $ 1,676
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          240          180
      Provision for depreciation and amortization        365          332
      Securities gains                                  (343)        (267)
      Deferred income taxes, net                         224          150
      Decrease in interest receivable                     78           73
      Increase in interest payable                       497          771
      Increase in other assets                          (399)        (100)
      Increase/(decrease) in other liabilities           183         (107)
      Decrease in accrued taxes                         (261)        (201)
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     2,323        2,507

INVESTING ACTIVITIES:
  Net increase in loans                              (21,561)     (18,822)
  Proceeds of loan sales                               3,552        4,229
  Proceeds from sales of
    available-for-sale investment securities          39,538        7,250
  Proceeds from maturities of investment securities   22,560       17,427
  Purchases of investment securities                 (40,396)     (15,083)
  Purchases of premises and equipment                 (1,223)        (284)
                              NET CASH PROVIDED BY
                              (USED IN) INVESTING
                               ACTIVITIES              2,470       (5,283)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts       10,362        6,960
  Net increase in certificates of
    deposit and other time deposits                    7,849       11,843
  Net decrease in borrowed funds                      (5,118)      (1,585)
  Cash dividends paid                                   (684)        (621)
  Dividends paid in lieu of fractional shares            ---           (6)
  Proceeds from issuance of common stock                  25            9
  Repurchase and retirement of common stock           (1,368)         ---
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES    11,066       16,600

  INCREASE IN CASH AND CASH EQUIVALENTS               15,859       13,824

Cash and cash equivalents at beginning of period      16,655       11,549

        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $32,514      $25,373

See notes to consolidated financial statements.

                          SOURCES & USES OF FUNDS
                                                   Increase (Decrease)
                                     June 30     Since December 31, 1995
                                      1996        Amount        Percent
                                    (In thousands of dollars)
Funding Sources:
     Deposits
       Non-interest bearing         $ 28,220      $ 1,006         3.70%
       Interest bearing              268,225       17,205         6.85%
     Total deposits                  296,445       18,211         6.55%

     Borrowed funds                   17,835       (5,118)      (22.30)%
     Other liabilities                 3,330          157         4.95%
     Shareholders' equity             30,769       (2,093)       (6.37)%

     TOTAL SOURCES                  $348,379      $11,157         3.31%



Funding Uses:
     Interest earning assets
       Interest bearing deposits    $     44      $  (869)      (95.18)%
       Investment securities          74,666      (23,239)      (23.74)%
       Federal funds sold             19,790       14,190       253.39%
       Loans, net                    229,418       17,769         8.40%
     Total interest earning assets   323,918        7,851         2.48%

     Other assets                     24,461        3,306        15.63%

     TOTAL USES                     $348,379      $11,157         3.31%

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Notes to Consolidated Financial Statements


(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of June 30, 1996, and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 3,062,907 during the quarter ended June 30, 1996; 3,105,788 during the quarter ended June 30, 1995; 3,085,373 during the six months ended June 30, 1996; and 3,105,690 during the six months ended June 30, 1995. Shares outstanding, as well as all other per share data, have been adjusted to reflect the three for two split paid April 1, 1995.

(5) The results of operations for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

                                            June 30    December 31
                                              1996         1995
Balance at beginning of period               $2,220       $2,498
Recoveries on loans                              44          125
Provision charged to operations                 240          360
Loans charged-off                              (165)        (763)
Balance at end of period                     $2,339       $2,220

                                             June 30    December 31
                                              1996         1995
Recorded investment in loans considered
  impaired under FASB 114                    $  879       $  946

Loans above on nonaccrual status             $   40       $   -


Impaired loans with no related
  allowance due to write-downs               $  593       $  654

Impaired loans not written-down                 286          292
                                             $  879       $  946

Allowance related to the above loans         $   -        $   -


Average recorded investment in impaired
  loans during the period                    $  926       $1,490

Related amount of interest income
  recognized on these impaired loans         $   42       $  132

Amount of interest income above
  using the cash basis method
  of accounting                              $    1       $    4

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


                              ***********

            HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Results of Operations:

     The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the second quarter of 1996, including basic performance trends. There are no known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or operations.



Second Quarter of 1996 Compared to Second Quarter of 1995:

     Net income for the three months ended June 30, 1996, was $912,000, an increase of $41,000 over the 1995 level of $871,000. On a per share basis, 1995 second quarter results equalled $0.30 per share versus $0.28 per share during the prior year.

     Total interest income for the three months ended June 30, 1996, was $6.3 million, an increase of $264,000 over the same period in 1995. Interest and fees on loans increased by $375,000 primarily as a result of volume increases. Interest on federal funds sold increased while interest on investment securities decreased for a net decrease of $118,000 as a result of an investment portfolio restructuring as further discussed herein.

     Interest expense for the three months ended June 30, 1996, was $3.0 million, an increase of $126,000 over the same period in the prior year. Interest on deposits increased by $178,000 due to volume increases.
Interest on borrowed funds, which includes fed funds purchased, Federal Home Loan Bank (FHLB) borrowings and securities sold under agreement to repurchase, decreased by $52,000 as a result of decreases in volumes.

     The provision for loan losses in the second quarter of 1996 was $120,000, an increase of $30,000 over that charged during the same period of
1995.   Management is continuing its policy of providing reasonable additions to the reserve for loan losses on an ongoing basis. The amount of the provision is based on a current and prospective assessment of overall loan portfolio quality and potential specific losses.

     The net impact of the above changes on the Corporation's net interest income after loan loss provision was an increase of $108,000 from 1995 to 1996.

     Non-interest income for the three months ended June 30, 1996 was $805,000, an increase of $149,000 over the same period in 1995. Trust department income, service charges on deposit accounts and securities gains increased by $29,000, $15,000 and $96,000, respectively. Trust department income increased primarily due to a fee restructuring instituted at the beginning of 1996. Service charges on deposit accounts increased largely as the result of demand deposit account growth. The increase in securities gains was the result of sales executed as part of ongoing portfolio and balance sheet management strategies primarily designed to manage interest rate risk.

     Total non-interest expense during the second quarter of 1996 was $2.8 million, an increase of $197,000 over the same period in 1995. This increase was primarily due to growth in salaries and employee benefits, occupancy-related expenses and other operating expenses of $239,000, $51,000 and $32,000, respectively. This growth was mainly associated with the Corporation's expansion of its branch office network. Competitive salary/wage pressures and inflation also contributed to these increases. The $141,000 decrease in FDIC insurance premiums was due to the substantial rate reductions instituted by the FDIC during the third quarter of 1995. The FDIC revised the premium rates as a result of the recapitalization of the Bank Insurance Fund (BIF) and in an effort to more fully reflect banks' risk profiles by expanding the spread between rates paid by the "safest" and "riskiest" institutions. This revision has translated into a reduction for the Corporation since the Bank is currently included in the "safest" category. Management anticipates remaining in this category in the future and thus should continue to realize significantly reduced FDIC premium expenses going forward.

     Income taxes during the quarter ended June 30, 1996 were $263,000, an increase of $19,000 from the same period in 1995. This provision translates into an effective tax rate of 22.4% for the period in comparison to a 21.9% rate during 1995.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995:

     Net income for the six months ended June 30, 1996, was $1.7 million, an increase of $63,000 over the level realized in 1995. On a per share basis, earnings for the first six months of this year were $.56, $.02 higher than last year's per share income of $.54.

     Total interest income for the period ended June 30, 1996, was $12.5 million, an increase of $898,000 from the same period in 1995. Interest and fees on loans increased by $901,000 due to volume increases and higher average rate levels. Interest on federal funds grew while interest on investments declined, netting to a decrease of $85,000, as a result of an investment portfolio restructuring as further discussed herein.

     Interest expense for the six months ended June 30, 1996, was $6.0 million, an increase of $564,000 from the same period in 1995. Interest on deposits increased by $648,000 due to volume increases and higher average rate levels. Interest on other borrowed funds decreased by $84,000 because of lower volumes.

     During the first half of 1996, the Corporation's loan loss provision was $240,000 compared to the $180,000 charged during 1995, an increase of $60,000. As stated earlier, management is funding the reserve for potential loan losses at a level consistent with its evaluation of the overall quality of the portfolio and potential specific losses.

     Net interest income after the provision for loan losses increased by $274,000 from 1995 to 1996 as a result of the changes in the above key components.

     Non-interest income during the first half of 1996 was $1.4 million, an increase of $174,000 over the same period last year. Contributing to this growth were increases in trust department income, service charges on deposit accounts, other operating income and securities gains of $38,000, $27,000, $34,000 and $75,000, respectively. Trust department income was mainly up due to the revised fee structure mentioned above. The increase in service charges on deposit accounts reflect continued growth in demand deposit
accounts, the major producer of this type of income.   The increase in other
operating income was largely due to higher fees realized through loan sales during 1996 compared to 1995. The increase in securities gains was the result of sales executed as part of ongoing portfolio and balance sheet management strategies primarily designed to manage interest rate risk.

     Non-interest expenses increased $347,000 to $5.5 million during the first six months of 1996 compared to the same period in 1995. Personnel related expenses, facilities expenses, and other operating expenses increased in the aggregate by $610,000. These increases were primarily associated with the Corporation's expansion of its branch office network and the corresponding investments in additional staff and technology to facilitate this larger network. Competitive salary/wage pressures and inflation also contributed to these increases. Offsetting these increases was a reduction in FDIC insurance of $282,000 related to the premium rate changes mentioned earlier.

     As of June 30, 1996, the Corporation's tax provision was $483,000, an increase of $38,000 from the same period in 1995. This provision translates into an effective tax rate of 21.7% compared to a 21.0% rate during 1995.

Statement of Cash Flows:

     The Corporation's cash and cash equivalents increased by $15.9 million between December 31, 1995, and June 30, 1996 to a level of $32.5 million.

     Net cash provided by operating activities was $2.3 million of which net income provided $1.7 million. Net income was augmented by a total of $1.3 million for the provision for loan losses, the provision for depreciation and amortization and the increases in interest payable and other liabilities to reflect expenses charged to income that did not require cash outlays. In addition, net income was increased by $302,000 for the decreases in deferred income taxes and interest receivable for cash received that was not included in income. A combined total of $660,000, representing the increase in other assets and the decrease in accrued taxes was deducted from net income in consideration of cash expenditures made but not charged to expense. Finally the securities gains of $343,000 were deducted to reflect noncash income recognized.

     Net cash provided by investing activities totalled $2.5 million. The net investment in the loan portfolio was $18.0 million after deducting the $3.6 million in loan sales. This increase was primarily due to a successful spring loan promotion program. In addition, this increase was largely related to growth experienced by the Corporation's developing, newly opened branch facilities. Net cash of $21.7 million was provided through investment portfolio activity during the first six months of 1996. Proceeds from sales and maturities contributed $39.5 million and $22.6 million, respectively, while purchases of investment securities utilized $40.4 million. The high volume of sales was the result of ongoing portfolio and balance sheet management strategies in response to the volatile interest rate environment during the first half of 1996. The proceeds have been held in federal funds sold until the rate environment stabilizes. Purchases of premises and equipment used $1.2 million in cash. These purchases were primarily related to investments in new branch facilities.

     Financing activities provided $11.1 million during the first half of 1996. Demand deposits, NOW accounts, money market accounts and savings accounts provided $10.4 million while certificates of deposit and other time deposits (CDs) provided $7.8 million. This overall increase in deposit levels was largely the result of continued growth experienced by the
Corporation's developing branch facilities.   A decrease in borrowed funds
and cash dividends paid of $5.1 million and $684,000, respectively, used cash. The decrease in borrowed funds was primarily caused by the paydown, via the exercise of put options, of FHLB advances as part of overall balance sheet management strategies. Also utilizing $1.4 million of cash was the repurchase and retirement of common stock related to a stock purchase plan as further discussed herein. Proceeds from the issuance of common stock, generated through the Corporation's employee stock purchase plan, contributed $25,000 in cash.

Asset Quality and Allowance for Loan Losses:

The following tables illustrate the Corporation's nonperforming asset position as of June 30, 1996 compared to its position at December 31, 1995.




                                              June 30     December 31
                                               1996          1995
Non-accrual loans                            $   43        $   10
Accruing loans past due 90 days or more         139            24
Restructured loans                              246           292
Other real estate and other
  repossessed assets                             52            46
        Total non-performing assets          $  480        $  372




Non-accrual loans by category

Commercial, financial and agricultural       $   40       $    -
Real estate-construction                         -             -
Real estate-mortgage                              2            -
Installment                                       1            10
                                             $   43        $   10

Past due loans by category

Commercial, financial and agricultural       $   25        $   -
Real estate-construction                         -             -
Real estate-mortgage                             98            -
Installment                                      16            24
                                             $  139        $   24

Restructured loans by category

Commercial, financial and agricultural       $   12        $   13
Real estate-construction                         -             -
Real estate-mortgage                            234           279
Installment                                      -             -
                                             $  246        $  292

     Nonperforming assets remained at a relatively low level at June 30, 1996. Nonperforming assets were .21% of total loans at June 30, 1996 compared to .17% at December 31, 1995. In addition, potential problem loans at June 30, 1996, as determined by the Corporation's internal review process, remained at $2.0 million, the same level as December 31, 1995. Of these amounts, $593,000 and $654,000 were considered impaired under FASB 114 for June 30, 1996 and December 31, 1995, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

     The Corporation remains committed to making monthly provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $240,000 was made during the first six months of 1996. The resulting allowance for loan losses at June 30, 1996 was $2.3 million in comparison to $2.2 million at December 31, 1995. This allowance approximated 1.01% of total loans and 487% of nonperforming assets at June 30, 1996 versus 1.04% and 597% at year end 1995. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity and Interest Rate Sensitivity:

     Asset/liability management can be divided into two primary functions:
1) assuring adequate liquidity and, 2) maintaining an appropriate balance between rate-sensitive interest earning assets and rate-sensitive interest bearing liabilities. The goal of the Corporation's Liquidity Management Program is to meet the cash flow requirements of customers for either deposit withdrawals or loans. To meet its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet. On the asset side of the balance sheet, the Corporation relies on federal funds sold, short term money market investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. On June 30, 1996, the balance of the federal funds sold account was $19.8 million. Along with the liquidity provided by federal funds sold, a total of $18.0 million or 24.2% of the Corporation's $74.7 million investment portfolio was scheduled to mature in one year or less. Additionally, an average of $5.5 million in loan principal repayments and $438,000 in mortgage- and asset-backed securities repayments were received by the Corporation during each month of the first half of 1996.

     In addition to the liquidity provided by these categories of assets, the Corporation's liquidity is enhanced by a high ratio of stable "core" deposits (total deposits less certificates of deposit in excess of $100,000) to total assets. On June 30, 1996, 79.8% of total assets were funded with core deposits while 5.3% were funded with certificates of deposit in excess of $100,000. In addition, 2.7% of total assets were funded by FHLB borrowings which provide match funding for assets with similar maturities.

     Finally, as part of its Liquidity Management Program, the Corporation maintains borrowing agreements with several correspondent banks, the FHLB of Pittsburgh, as well as access to the Discount Window at the Federal Reserve Bank of Philadelphia.

     Maintaining an appropriate balance between rate sensitive interest earning assets and interest bearing liabilities is a method of avoiding fluctuations in net interest income and profits due to changes in interest rates. An interest sensitivity mismatch or GAP results from either an excess of rate sensitive assets (positive gap) or rate sensitive liabilities (negative gap) being repriced in a given time period. A positive GAP generally indicates that rising interest rates during a particular interval will increase net interest income, while a negative GAP generally means the opposite. The Corporation strives to maintain a rate sensitivity ratio (rate sensitive assets minus rate sensitive liabilities divided by total assets) over various time frames of between plus and minus 10%. This ratio is deemed prudent because it allows the Corporation sufficient latitude to redeploy assets in response to a change in the level of interest rates and maintain or increase the level of net interest income.

     The following table shows the respective interest sensitivity GAPs on June 30, 1996, for several different time intervals. This GAP analysis takes into consideration the current estimated prepayments on loans and amortizing investment securities. The Corporation had a gap within one year of negative $31.8 million, or a rate sensitivity ratio of negative 9.14%. As indicated, a negative gap position during a period of rising interest rates may reduce net interest income. However, management believes that the potential negative impact on the net interest margin, should rates continue to increase, would not be material primarily because of the Corporation's ability to control the magnitude of deposit repricing relative to asset repricing, specifically with respect to the savings and NOW accounts. These accounts have historically been less rate sensitive than other deposit accounts but are conservatively classified for the GAP analysis. In addition, management has the ability to adjust the GAP position as necessary by repositioning its large portfolio of available-for-sale investment securities.

                 HANOVER BANCORP CONSOLIDATED GAP ANALYSIS
                                                              TOTAL
                                0 - 180       181-365        0 - 365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
Interest Earning Assets        $125,110       $ 37,354      $162,464
Interest Bearing Liabilities    157,422         36,877       194,299

Interest Sensitivity GAP
     June 30, 1996              (32,312)           477       (31,835)

Rate Sensitivity Ratio            (9.27)%         (.14)%      ( 9.14)%

Interest Sensitivity GAP
     December 31, 1995         $(19,306)      $(12,012)     $(31,318)

Rate Sensitivity Ratio            (5.73)%        (3.56)%       (9.29)%

Capital Resources:

     The Corporation's average equity to asset ratio was 9.55% during the first six months of 1996 versus 9.35% for the first six months of 1995. With the application of SFAS 115, the Corporation's total capital fluctuates somewhat as changes in market interest rates affect the market value of the
available-for-sale investment portfolio.    Excluding the unrealized gains
(losses) created by the application of SFAS 115, this ratio was 9.34% for 1996 compared to 9.41% for 1995. This decrease in the "core" capital ratio was attributable to the stock repurchase plan discussed below along with strong growth in assets.

     As of June 30, 1996, Hanover Bancorp's "core" capital to risk-weighted assets was 13.18%. Total capital to risk-weighted assets on the same date was 14.18%. The regulatory authorities require that the unrealized gains (losses) generated by the application of FASB 115 be excluded from the
calculation of these ratios.   These ratios are well above the minimums
required by the regulatory authorities and the Corporation has not been advised of any deficiency by them.

     During the quarter ended June 30, 1996, the Board of Directors declared a cash dividend of $.11 per share payable August 1, 1996. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

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


Regulatory Issues:

     The passage of the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Reigle Community Development and Regulatory Improvement Act may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September, 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June, 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in that state and no in-state bank may branch outside the state.
Pennsylvania amended the provisions of its banking code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management expects that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank. There are numerous proposals before Congress to modify the financial services industry and the way commercial banks operate. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations will not be material.

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