Form 10-Q
period 1996-09-30
HANOVER BANCORP INC
filed 1996-11-13
CIK 713094

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1996

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

         CLASS                    OUTSTANDING  September 30, 1996
     Common Stock,                        2,997,014 shares
par value $1.11 per share

                                   INDEX


           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                   Page #
Part I.   Financial Information

     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets -
          September 30, 1996, and December 31, 1995. . . . . . . . .  3

          Consolidated Statements of Income -
          Three Months Ended September 30, 1996 and 1995 . . . . . .  4
          Nine Months Ended September 30, 1996 and 1995. . . . . . .  5

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995. . . . . . .  6

          Sources and Uses of Funds. . . . . . . . . . . . . . . . .  7

          Notes to Consolidated Financial Statements . . . . . . . .  8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . 11


Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 21

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . 21

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . 21

     Item 4.  Submission of Matters to a Vote of Security Holders. . 21

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . 21

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 21


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                     PART I.  FINANCIAL INFORMATION

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                        Consolidated Balance Sheets
                                                          (Unaudited)
                                                  September 30    December 31
                                                       1996         1995
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                           $  17,071    $ 11,055
  Federal funds sold                                    4,930       5,600
     CASH AND CASH EQUIVALENTS                         22,001      16,655
  Interest bearing deposits with other banks               80         913
  Investment securities:
    Available-for-sale                                 65,859      87,964
    Held-to-maturity (market value -
      $10,666 and $9,978 respectively)                 10,705       9,941
                                                       76,564      97,905
  Loans:
    Commercial, financial, and agricultural            30,151      26,062
    Real estate-construction                            4,473       5,384
    Real estate-commercial mortgage                    30,764      25,739
    Real estate-residential mortgage                  114,204      95,227
    Consumer                                           67,422      61,457
                                                      247,014     213,869
    Less:  Allowance for loan losses                   (2,376)     (2,220)
      NET LOANS                                       244,638     211,649
  Premises and equipment                                6,980       5,806
  Accrued income receivable                             2,233       2,355
  Other assets                                          3,194       1,939
      TOTAL ASSETS                                   $355,690    $337,222

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 29,688    $ 27,214
    Interest bearing                                  269,850     251,020
      TOTAL DEPOSITS                                  299,538     278,234
  Borrowed funds:
    Federal Home Loan Bank borrowings                  11,189      14,006
    Other borrowings                                   10,143       8,947
                                                       21,332      22,953
  Accrued interest                                      2,534       1,873
  Other liabilities                                       995         958
  Dividends payable                                       360         342
      TOTAL LIABILITIES                               324,759     304,360

SHAREHOLDERS' EQUITY:
  Common stock                                          3,327       3,449
  Surplus                                              18,640      18,606
  Retained earnings                                     8,889       9,253
  Unrealized gains on securities
    available-for-sale                                     75       1,554
      TOTAL SHAREHOLDERS' EQUITY                       30,931      32,862
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $355,690    $337,222

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                        Three Months Ended
                                                           September 30
                                                          1996       1995
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 5,262    $ 4,687
  Interest on federal funds sold                            144         87
  Investment securities:
    Taxable                                                 738        978
    Tax Exempt                                              265        405
                                                          1,003      1,383
  Other interest income                                     114         82
      Total Interest Income                               6,523      6,239

INTEREST EXPENSE:
  Interest on deposits                                    2,816      2,670
  Interest on borrowed funds                                247        349
      Total Interest Expense                              3,063      3,019
      Net Interest Income                                 3,460      3,220

PROVISION FOR LOAN LOSSES                                   120         90
      Net Interest Income After
      Provision For Loan Losses                           3,340      3,130

OTHER INCOME:
  Trust department income                                   174        165
  Service charges on deposit accounts                       227        212
  Other operating income                                    130         82
  Securities gains                                          133         27
                                                            664        486
 OTHER EXPENSE:
  Salaries                                                1,298      1,168
  Pensions and other employee benefits                      270        264
  Occupancy expense                                         231        205
  Equipment expense                                         223        213
  Marketing and advertising                                 118        109
  FDIC Insurance                                            ---         11
  Other operating expense                                   675        612
                                                          2,815      2,582

      Income Before Income Taxes                          1,189      1,034
INCOME TAXES                                                303        209
      NET INCOME                                        $   886    $   825

PER SHARE DATA:

Net income                                              $   .29    $   .27

Cash dividends                                          $   .12    $   .10

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                         Nine Months Ended
                                                           September 30
                                                          1996       1995
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $14,800    $13,324
  Interest on federal funds sold                            662        303
  Investment securities:
    Taxable                                               2,250      2,871
    Tax Exempt                                            1,023      1,169
                                                          3,273      4,040
  Other interest income                                     295        181
      Total Interest Income                              19,030     17,848

INTEREST EXPENSE:
  Interest on deposits                                    8,209      7,415
  Interest on borrowed funds                                811        997
      Total Interest Expense                              9,020      8,412
      Net Interest Income                                10,010      9,436

PROVISION FOR LOAN LOSSES                                   360        270
      Net Interest Income After
      Provision For Loan Losses                           9,650      9,166

OTHER INCOME:
  Trust department income                                   542        495
  Service charges on deposit accounts                       655        613
  Other operating income                                    366        284
  Securities gains                                          476        295
                                                          2,039      1,687
 OTHER EXPENSE:
  Salaries                                                3,780      3,298
  Pensions and other employee benefits                      908        800
  Occupancy expense                                         689        583
  Equipment expense                                         674        652
  Marketing and advertising                                 335        307
  FDIC Insurance                                              2        295
  Other operating expense                                 1,890      1,763
                                                          8,278      7,698

      Income Before Income Taxes                          3,411      3,155
INCOME TAXES                                                786        654
      NET INCOME                                        $ 2,625    $ 2,501

PER SHARE DATA:

Net income                                              $   .86    $   .81

Cash dividends                                          $   .34    $   .30

See notes to consolidated financial statements.

            HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                       Nine Months Ended
                                                         September 30
                                                      1996         1995
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $ 2,625      $ 2,501
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          360          270
      Provision for depreciation and amortization        566          504
      Securities gains                                  (476)        (295)
      Deferred income taxes, net                         232          150
      (Increase)/decrease in interest receivable         122         (144)
      Increase in interest payable                       661        1,047
      Increase in other assets                          (977)        (484)
      Increase/(decrease) in other liabilities           458          (17)
      Decrease in accrued taxes                         (167)        (142)
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     3,404        3,390

INVESTING ACTIVITIES:
  Net increase in loans                              (39,059)     (25,698)
  Proceeds of loan sales                               5,710        5,648
  Proceeds from sale of
    available-for-sale investment securities          39,888       11,913
  Proceeds from maturities of investment securities   45,279       27,585
  Purchases of investment securities                 (64,758)     (32,349)
  Purchases of premises and equipment                 (1,740)        (519)
                              NET CASH USED IN
                              INVESTING ACTIVITIES   (14,680)     (13,420)

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts       11,783        1,534
  Net increase in certificates of
    deposit and other time deposits                    9,521       15,318
  Net decrease in borrowed funds                      (1,621)      (2,784)
  Cash dividends paid                                 (1,018)        (932)
  Dividends paid in lieu of fractional shares           ---            (6)
  Proceeds from issuance of common stock                  37           22
  Repurchase and retirement of common stock           (2,080)        ---
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES    16,622       13,152

  INCREASE IN CASH AND CASH EQUIVALENTS                5,346        3,122

Cash and cash equivalents at beginning of period      16,655       11,549

        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $22,001      $14,671

See notes to consolidated financial statements.

                          SOURCES & USES OF FUNDS

                                                     Increase (Decrease)
                                    September 30     Since December 31, 1995
                                        1996          Amount    Percent
                                            (In thousands of dollars)
Funding Sources:
   Deposits
      Non-interest bearing            $ 29,688       $ 2,474       9.09%
      Interest bearing                 269,850        18,830       7.50%
   Total deposits                      299,538        21,304       7.66%
   Borrowed funds                       21,332        (1,621)     (7.06)%
   Other liabilities                     3,889           716      22.57%
   Shareholders' equity                 30,931        (1,931)     (5.88)%
   TOTAL SOURCES                      $355,690       $18,468       5.48%



Funding Uses:
   Interest earning assets
      Interest bearing deposits       $     80       $  (833)    (91.24)%
      Investment securities             76,564       (21,341)    (21.80)%
      Federal funds sold                 4,930          (670)    (11.96)%
      Loans, net                       244,638        32,989      15.59%

   Total interest earning assets       326,212        10,145       3.21%

   Other assets                         29,478         8,323      39.34%

   TOTAL USES                         $355,690       $18,468       5.48%

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of September 30, 1996, and December 31, 1995, the results of its operations for three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 3,016,820 during the quarter ended September 30, 1996; 3,106,537 during the quarter ended September 30, 1995; 3,062,355 during the nine months ended September 30, 1996; and 3,105,975 during the nine months ended September 30, 1995. Shares outstanding, as well as all other per share data, have been adjusted to reflect the three for two split paid April 1, 1995.

(5) The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

(6) The Corporation considers the allowance for loan losses adequate at this time.

     Beginning in 1995, the Corporation adopted Financial Accounting Standards Board (FASB) No. 114 "Accounting by Creditors for Impairment of a Loan" and Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". In accordance with these standards, the following tables are presented which summarize the Corporation's loan loss allowance activity and which provide information relating to its impaired loans.

                                        September 30    December 31
                                             1996          1995
Balance at beginning of period              $2,220        $2,498
Recoveries on loans                             54           125
Provision charged to operations                360           360
Loans charged-off                             (258)         (763)
Balance at end of period                    $2,376        $2,220

                                         September 30   December 31
                                             1996          1995
Recorded investment in loans considered
  impaired under FASB 114                    $  884       $  946

Impaired loans on nonaccrual status          $   57       $  ---


Impaired loans with no related
  allowance due to write-downs               $  583       $  654

Impaired loans not written-down                 301          292
                                             $  884       $  946

Allowance related to impaired loans          $  ---       $  ---


Average recorded investment in impaired
  loans during the period                    $  909       $1,490

Related amount of interest income
  recognized on impaired loans               $   62       $  132

Amount of interest income on
  impaired loans using the cash
  basis method of accounting                 $    1       $    4

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

     FASB 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65", was issued in May 1995. This statement requires that a separate asset be recognized for the rights to service mortgage loans for others, regardless of how these rights are acquired. The total cost of the mortgage loans, whether purchased or originated, should be allocated between the loans and the mortgage servicing rights based on their relative fair values. The standard also requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights and that any impairment be recognized through a valuation allowance. As discussed further herein, this statement will be superseded by FASB 125.

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

(8) On January 19, 1996, the Board of Directors authorized an amendment to the Bank's noncontributory defined benefit pension plan to freeze benefits as of March 31, 1996. The plan will be administered in frozen status until such time as management deems termination appropriate. On September 16, 1996, approximately two thirds of the plan's accumulated benefit obligation was settled via the purchase of annuity contracts. As a result of the plan curtailment and the partial settlement, the Corporation recognized a curtailment gain and a settlement loss in accordance with FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." These events were not material to the Corporation's results of operations.


                              ***********

         HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations:

     The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the third quarter of 1996, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.



Third Quarter of 1996 Compared to Third Quarter of 1995:

     Net income for the three months ended September 30, 1996, was $886,000, an increase of $61,000 over the 1995 level of $825,000. On a per share basis, 1996 third quarter results equalled $0.29 per share versus $0.27 per share during the prior year.

     Total interest income for the three months ended September 30, 1996, was $6.5 million, an increase of $284,000 over the same period in 1995. Interest and fees on loans increased by $575,000 primarily as a result of volume increases. Interest on federal funds sold increased while interest on investment securities decreased for a net decrease of $323,000 as a result of investment portfolio restructuring as further discussed herein.

        Interest expense for the three months ended September 30, 1996, was $3.1 million, an increase of $44,000 over the same period in the prior year. Interest on deposits increased by $146,000 due mainly to
volume increases.   Interest on borrowed funds, which includes fed funds
purchased, Federal Home Loan Bank (FHLB) borrowings and securities sold under agreement to repurchase, decreased by $102,000 as a result of a reduced level of borrowings.

     The provision for loan losses in the third quarter of 1996 was $120,000, an increase of $30,000 over that charged during the same
period of 1995.   Management is continuing its policy of providing
reasonable additions to the reserve for loan losses on an ongoing basis. The amount of the provision is based on the growth in the loan portfolio, a current and prospective assessment of overall portfolio quality and potential specific losses.

     The net impact of the above changes on the Corporation's net interest income after loan loss provision was an increase of $210,000 from 1995 to 1996.

     Other income for the three months ended September 30, 1996 was $664,000, an increase of $178,000 over the same period in 1995. Service charges on deposit accounts, other operating income and securities gains increased by $15,000, $48,000 and $106,000, respectively. Service charges on deposit accounts increased largely as a result of demand deposit account growth. The growth in other operating income was largely related to the increased loan and deposit levels. The increased securities gains primarily resulted from the sales of several community bank stock holdings which were held for their long term market appreciation.

     Total other expense during the third quarter of 1996 was $2.8 million, an increase of $233,000 over the same period in 1995. This increase was primarily due to growth in salaries and employee benefits, occupancy-related expenses and other operating expenses of $136,000, $36,000 and $63,000, respectively. This growth was mainly associated with the Corporation's expansion of its branch office network. Competitive salary/wage pressures and inflation also contributed to these increases.

     Income taxes during the quarter ended September 30, 1996 were $303,000, an increase of $94,000 from the same period in 1995. This provision translates into an effective tax rate of 25.5% for the period in comparison to a 20.2% rate during 1995. This increased tax expense was primarily due to the lower proportion of tax free income.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995:

     Net income for the nine months ended September 30, 1996, was $2.6 million, an increase of $124,000 over the level realized in 1995. On a per share basis, earnings for the first nine months of this year were $.86, $.05 higher than last year's per share income of $.81.

     Total interest income for the period ended September 30, 1996, was $19.0 million, an increase of $1.2 million from the same period in 1995. Interest and fees on loans increased by $1.5 million due to volume increases. Interest on federal funds grew while interest on investments declined, netting to a decrease of $408,000, as a result of an investment portfolio restructuring as further discussed herein. Other interest income increased $114,000 from 1995 to 1996 as a result of higher volumes.

     Interest expense for the nine months ended September 30, 1996, was $9.0 million, an increase of $608,000 from the same period in 1995. Interest on deposits increased by $794,000 due to volume increases and slightly higher average rate levels. Interest on other borrowed funds decreased by $186,000 because of lower volumes.

     For the first nine months of 1996, the Corporation's loan loss provision was $360,000 compared to the $270,000 charged during 1995, an increase of $90,000. As stated earlier, management is funding the reserve for potential loan losses at a level consistent with the growth in loans outstanding, its evaluation of the overall quality of the portfolio and potential specific losses.

     Net interest income after the provision for loan losses increased by $484,000 from 1995 to 1996 as a result of the changes in the above key components.

     Other income during the nine months ended September 30, 1996 was $2.0 million, an increase of $352,000 over the same period last year. Contributing to this growth were increases in trust department income, service charges on deposit accounts, other operating income and securities gains of $47,000, $42,000, $82,000 and $181,000, respectively. Trust department income was largely up due to a fee restructuring which was instituted at the beginning of 1996. The increase in service charges on deposit accounts reflect continued growth in demand deposit accounts, the major producer of this type of income. The increase in other operating income was due largely to higher loan and deposit levels. The increase in securities gains was the result of sales executed as part of ongoing portfolio and balance sheet management strategies primarily designed to manage interest rate risk.

     Other expenses increased $580,000 to $8.3 million during the first nine months of 1996 compared to the same period in 1995. Personnel related expenses, facilities expenses, and other operating expenses increased in the aggregate by $845,000. These increases were primarily associated with the Corporation's expansion of its branch office network and the corresponding investments in additional staff and technology to facilitate this larger network. Competitive salary/wage pressures and inflation also contributed to these increases. Offsetting these increases was a reduction in FDIC insurance of $293,000 related to premium rate changes instituted by the FDIC during the third quarter of 1995. The FDIC revised the premium rates as a result of the recapitalization of the Bank Insurance Fund (BIF) and in an effort to more fully reflect banks' risk profiles by expanding the spread between rates paid by the "safest" and "riskiest" institutions. This revision has translated into a reduction for the Corporation since the Bank is currently included in the "safest" category. These costs will increase slightly from the current level as further discussed herein.

     For the nine months ended September 30, 1996, the Corporation's tax provision was $786,000, an increase of $132,000 from the same period in 1995. This provision translates into an effective tax rate of 23.0% compared to a 20.7% rate during 1995. The increased tax burden was primarily caused by the lower proportion of tax free income.

Statement of Cash Flows:

     The Corporation's cash and cash equivalents increased by $5.3 million between December 31, 1995, and September 30, 1996 to a level of $22.0 million.

     Net cash provided by operating activities was $3.4 million of which net income provided $2.6 million. Net income was augmented by a total of $926,000 for the provision for loan losses and the provision for depreciation and amortization to reflect expenses charged to income that did not require cash outlays. The securities gains of $476,000 were deducted from operating activities since they were captured in proceeds from sales of available-for-sale (AFS) securities in investing activities.

     Net cash used by investing activities totalled $14.7 million. The net investment in the loan portfolio was $33.3 million after deducting the $5.7 million in loan sales. Much of this activity was attributable to a successful spring loan promotion program. In addition, the increase was largely related to growth experienced by the Corporation's developing, newly opened branch facilities. Net cash of $20.4 million was provided through investment portfolio activity during the first nine months of 1996. Proceeds from sales of AFS securities and maturities contributed $39.9 million and $45.3 million, respectively, while purchases of investment securities utilized $64.8 million. The high volume of sales was the result of ongoing portfolio and balance sheet management strategies made in response to the volatile interest rate environment during the first half of 1996. The proceeds were held in federal funds sold until the rate environment stabilized and have been used to fund the strong loan growth. Purchases of premises and equipment used $1.7 million in cash. These purchases were primarily related to investments in new branch facilities.

     Financing activities provided $16.6 million during the nine months ended September 30, 1996. Demand deposits, NOW accounts, money market accounts and savings accounts provided $11.8 million while certificates of deposit and other time deposits (CDs) provided 9.5 million. This overall increase in deposit levels was largely the result of continued growth experienced by the Corporation's developing branch facilities.
A decrease in borrowed funds and cash dividends paid of $1.6 million and $1.0 million, respectively, used cash. Also utilizing $2.1 million of cash was the repurchase and retirement of common stock related to a stock purchase plan as further discussed herein. Proceeds from the issuance of common stock, generated through the Corporation's employee stock purchase plan, contributed $37,000 in cash.

Asset Quality and Allowance for Loan Losses:

The following tables illustrate the Corporation's nonperforming asset position as of September 30, 1996 compared to its position at December
31, 1995.


                                           September 30   December 31
                                               1996          1995
Non-accrual loans                            $   90        $   10
Accruing loans past due 90 days or more         186            24
Restructured loans                              244           292
Other real estate and other
  repossessed assets                             65            46
        Total non-performing assets          $  585        $  372


Non-accrual loans by category

Commercial, financial and agricultural       $   40       $   ---
Real estate-construction                        ---           ---
Real estate-mortgage                             19           ---
Installment                                      31            10
                                             $   90        $   10

Past due loans by category

Commercial, financial and agricultural       $  ---        $  ---
Real estate-construction                        ---           ---
Real estate-mortgage                            151           ---
Installment                                      35            24
                                             $  186        $   24

Restructured loans by category

Commercial, financial and agricultural       $   12        $   13
Real estate-construction                        ---           ---
Real estate-mortgage                            232           279
Installment                                     ---           ---
                                             $  244        $  292

     Nonperforming assets remained at a relatively low level at September 30, 1996. Nonperforming assets were .24% of total loans at September 30, 1996 compared to .17% at December 31, 1995. In addition, potential problem loans at September 30, 1996, as determined by the Corporation's internal review process, remained at $2.0 million, the same level as December 31, 1995. Of these amounts, $583,000 and $654,000 were considered impaired under FASB 114 for September 30, 1996 and December 31, 1995, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

     The Corporation remains committed to making monthly provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $360,000 was made during the first nine months of 1996.
The resulting allowance for loan losses at September 30, 1996 was $2.4 million in comparison to $2.2 million at December 31, 1995. This allowance approximated .96% of total loans and 406% of nonperforming assets at September 30, 1996 versus 1.04% and 597% at year end 1995. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity and Interest Rate Sensitivity:

     Asset/liability management can be divided into two primary functions: 1) assuring adequate liquidity and, 2) maintaining an appropriate balance between rate-sensitive interest earning assets and rate-sensitive interest bearing liabilities. The goal of the Corporation's Liquidity Management Program is to meet the cash flow requirements of customers for either deposit withdrawals or loans. To meet its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet. On the asset side of the balance sheet, the Corporation relies on federal funds sold, short term money market investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. On September 30, 1996, the balance of the federal funds sold account was $4.9 million. Along with the liquidity provided by federal funds sold, a total of $8.4 million or 10.9% of the Corporation's $76.6 million investment portfolio was scheduled to mature in one year or less. Additionally, an average of $5.6 million in loan principal repayments and $400,000 in mortgage- and asset-backed securities repayments were received by the Corporation during each month of the first nine months of 1996.

     In addition to the liquidity provided by these categories of assets, the Corporation's liquidity is enhanced by a high ratio of stable "core" deposits (total deposits less certificates of deposit in excess of $100,000) to total assets. On September 30, 1996, 78.7% of total assets were funded with core deposits while 5.5% were funded with certificates of deposit in excess of $100,000. In addition, 3.1% of total assets were funded by FHLB borrowings which are primarily used to provide match funding for assets with similar maturities.

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

     The following table shows the respective interest sensitivity GAPs on September 30, 1996, for several different time intervals. This GAP analysis takes into consideration the current estimated prepayments on loans and amortizing investment securities. The Corporation had a gap within one year at September 30, 1996 of negative $9.4 million and a rate sensitivity ratio of negative 2.65% in comparison to a positive gap of $8.4 million and a rate sensitivity ratio of positive 2.48% at December 31, 1995. This negative shift in the gap position was primarily due to the Corporation's strong loan growth during 1996. As indicated, a negative gap position during a period of rising interest rates may reduce net interest income. However, management believes that the potential negative impact on the net interest margin, should rates increase, would not be material. As part of ongoing analysis, management revised the current assumptions related to the repricing of its non-maturity deposits (i.e. checking, NOW and savings accounts, etc). These revisions were incorporated into the GAP table below.

               HANOVER BANCORP CONSOLIDATED GAP ANALYSIS
                                                              TOTAL
                                0 - 180       181-365        0 - 365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
Interest Earning Assets        $102,189      $ 36,124       $138,313
Interest Bearing Liabilities    115,763        31,961        147,724

Interest Sensitivity GAP
     September 30, 1996         (13,574)        4,163         (9,411)

Rate Sensitivity Ratio            (3.82)%        1.17%         (2.65)%

Interest Sensitivity GAP
     December 31, 1995         $ 17,308      $ (8,942)      $  8,366

Rate Sensitivity Ratio             5.13%        (2.65)%         2.48%

Capital Resources:

     The Corporation's average equity to asset ratio was 9.36% during the first nine months of 1996 versus 9.40% for the first nine months of 1995. With the application of SFAS 115, the Corporation's total capital fluctuates somewhat as changes in market interest rates affect the market value of the available-for-sale investment portfolio.
Excluding the unrealized gains (losses) created by the application of SFAS 115, this ratio was 9.23% for 1996 compared to 9.38% for 1995.
This decrease in the "core" capital ratio was attributable to the stock repurchase plan discussed below along with strong growth in assets.

     As of September 30, 1996, Hanover Bancorp's "core" capital to risk-weighted assets was 12.73%. Total capital to risk-weighted assets on the same date was 13.71%. The regulatory authorities require that the unrealized gains (losses) generated by the application of FASB 115 be
excluded from the calculation of these ratios.   These ratios are within
the levels considered well capitalized by the regulatory authorities.

     During the quarter ended September 30, 1996, the Board of Directors declared a cash dividend of $.12 per share payable November 1, 1996, an increase of $.01 per share. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders.
The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

     During the first quarter of 1996, the Board of Directors approved a plan to purchase, in open market and privately negotiated transactions, up to 150,000 shares of its outstanding common stock. Upon purchase, these shares will be retired rather than be carried as treasury stock. The objective of this plan is to more effectively deploy the Corporation's capital. In combination with increased earnings over time, the resulting reduction in total capital and shares outstanding is expected to improve return on equity and earnings per share and support the market for Hanover Bancorp, Inc. stock. As of September 30, 1996, the Corporation had purchased 115,504 shares.


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

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC will levy a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995.

     During the years 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

     Since the Corporation does not hold any SAIF insured deposits, it will not be subject to the special assessment and it will only be liable for the BIF assessment rate from 1997 to 1999.

     The law also provides that BIF and SAIF are to merge to form the Deposit Insurance Fund ("DIF") at the beginning of 1999, provided that there are no SAIF institutions in existence at that time. Merger of the Funds will require state laws to be amended in those states authorizing savings associations to eliminate that authorization (state chartered savings banks will not be affected). This provision reflects Congress's apparent intent to merge thrift and commercial bank charters by January 1999; however, no law has yet been enacted to achieve that purpose.

     The Act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

     The regulation will increase the Corporation's FDIC insurance premium costs slightly from the current level beginning in 1997. Management does not believe that this law will materially impact the Corporation's liquidity, capital resources or results of operations.

     In June 1996 the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (FASB 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements, and other transactions involving the transfer of financial assets. This statement will supersede FASB 122, discussed above, but will retain its impairment provisions. This statement is generally effective for transactions that occur after December 31, 1996. Certain transactions will be effective beginning after December 31, 1997. Management does not anticipate that this new standard will have a material impact on the Corporation's liquidity, capital resources or results of operations.

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



                                         HANOVER BANCORP, INC.



Date: November 12, 1996             \S\  J. Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 12, 1996             \S\  Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)