Form 10-K
period 1996-12-31
HANOVER BANCORP INC
filed 1997-03-21
CIK 713094

Form 10-K

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                       FORM 10-K

              (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended December 31, 1996

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

                             YES    X         NO

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K. (   )

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997, was $47,643,936.

        The number of shares outstanding of the issuer's common stock as of February 28, 1997: Common Stock, $1.11 Par Value -- 2,969,099 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Hanover Bancorp, Inc. Proxy Statement for the Annual Shareholders Meeting to be held April 22, 1997, are incorporated by reference into Part III.

HANOVER BANCORP, INC.
FORM 10-K INDEX


PART I                                                              PAGE #

Item 1 - Business . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2 - Properties . . . . . . . . . . . . . . . . . . . . . . . .    4

Item 3 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    5

Item 4 - Submission of Matters to a Vote of Security Holders. . . .    5



PART II

Item 5 - Market for Registrant's Common Equity and
         Related Shareholder Matters. . . . . . . . . . . . . . . .    5

Item 6 - Selected Financial Data. . . . . . . . . . . . . . . . . .    5

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .    5

Item 8 - Financial Statements and Supplementary Data. . . . . . . .    5

Item 9 - Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure. . . . . . . . . .     5


PART III

Item 10 - Directors and Executive Officers of the Registrant. . . .    6

Item 11 - Executive Compensation. . . . . . . . . . . . . . . . . .    6

Item 12 - Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .   6

Item 13 - Certain Relationships and Related Transactions. . . . . .    6


PART IV
Item 14 - Exhibits, Financial Statements, Schedules
          and Reports on Form 8-K . . . . . . . . . . . . . . . . .    6

Item 15 - Signatures. . . . . . . . . . . . . . . . . . . . . . . .    8

                                     PART I

ITEM 1 - BUSINESS

HANOVER BANCORP, INC. - GENERAL
         The registrant, Hanover Bancorp, Inc. (the "Corporation"), was incorporated under the laws of the Commonwealth of Pennsylvania on August 2, 1983. The Corporation is a one-bank holding company registered under the Bank Holding Company Act of 1956 as amended, owning all the outstanding shares of its subsidiary, Bank of Hanover and Trust Company.
         The Corporation, through its subsidiary, Bank of Hanover and Trust Company (the "Bank"), functions as a financial intermediary and its business is linked to the economic strength and stability of the market it serves. This market, which includes portions of York and Adams Counties in Pennsylvania and Carroll County in northern Maryland, displayed economic stability during 1996 which favorably impacted the Corporation's loan demand and corresponding asset growth. Economic cycles, specifically economic downturns, may have an adverse effect on the Corporation's asset growth, delinquency rates, etc. Throughout economic cycles, the diverse nature of the local economy should allow the Corporation's market to experience growth at levels which compare favorably to national trends.
         The Corporation is registered with and subject to the regulatory supervision of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Bank is subject to regulatory supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC). The Corporation's administrative offices are located at 33 Carlisle Street, Hanover, Pennsylvania 17331 (telephone number 717-637-2201).

BANK OF HANOVER AND TRUST COMPANY
         Bank of Hanover and Trust Company is the Corporation's wholly-owned bank subsidiary and was first organized in 1835 under the laws of the Commonwealth of Pennsylvania. The Bank conducts its business principally through eleven full service banking offices located in York and Adams Counties, Pennsylvania. At December 31, 1996, the Bank had total deposits of $297,865,000; total assets of $353,837,000; and net loans of $252,170,000.

         The Bank offers a wide variety of banking services to all segments of its service area. The Bank's lending services include commercial, financial and agricultural revolving lines of credit and term loans, construction loans, residential mortgage loans and installment and other personal loans. These lending activities involve varying degrees of credit risk. In general, commercial, financial and agricultural loans expose the Bank to the most credit risk while residential mortgage loans involve the least risk. In order to keep this risk at an acceptable overall level, the Bank strives to maintain a diversified loan portfolio. The specific underwriting standards such as loan to value ratios and collateral requirements are defined within a formal written lending policy and vary from category to category. The Bank's deposit services include commercial and personal checking accounts, savings and time accounts, certificates of deposit, and safety deposit services. The Bank is also a member of the MAC system and offers 24-hour automated teller machine service at five of its Hanover offices, both of its Gettysburg offices and at its offices in Littlestown, New Oxford, Rossville and York as well as ten remote service locations in Hanover, York, Dover, East Berlin and Carlisle.
         Individual trust services offered by the Bank include the administration of estates, trust and agency accounts. Corporate trust services include acting as trustee for employee benefit plans.
         The Bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Bank or the Corporation.


COMPETITION
         Commercial banking in Pennsylvania is highly competitive. In addition to competition with banks of similar size, the Bank competes directly in its market area with larger banking and other financial service organizations which have substantially greater resources and serve broader geographic markets.
         Competing within the Bank's market area, defined as York and Adams Counties, are 211 offices of area financial institutions, including commercial banks, savings banks and credit unions. According to Sheshunoff Information Services, Inc.'s Branches of Pennsylvania - 1996, combined total deposits of these financial institutions was $5,514,866,000 as of June 30, 1995.

STAFF
         The total number of full-time equivalent persons employed by the Bank as of December 31, 1996, was 204.71. Most employees are provided with group life, health and major medical insurance and are eligible for the Bank's defined contribution 401(k) Plan. Management considers employee relations to be very good.

SUPERVISION AND REGULATION
         The Corporation as a "bank holding company" under the Federal Bank Holding Company Act (the "Act") is regulated and examined by the Federal Reserve Board. The Act restricts the business activities and acquisitions that may be engaged in, or made by the Corporation. As a "bank holding company" for purposes of Pennsylvania state banking law, the Corporation is regulated and supervised by the Pennsylvania Department of Banking.
         Other Federal and Pennsylvania laws regulate, restrict and sometimes prohibit certain activities of, or transactions between, a corporation's banking subsidiaries and a corporation itself and its other subsidiaries. These laws include limitations on the loans by a bank's subsidiaries to affiliated companies and on the amount of dividends that may be declared by a bank's subsidiaries (see Note 12 to the Consolidated Financial Statements).
         The Bank is a member of the FDIC. Accordingly, its operations are subject to regulation and examination by the State of Pennsylvania and the FDIC and the Bank's deposits are insured by the FDIC to the extent provided by law.

GOVERNMENTAL MONETARY POLICIES
         The earnings of the Corporation and the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.
         As a financial institution, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Bank cannot be predicted.

ITEM 2 - PROPERTIES

         The Corporation's headquarters is located in its Administration Center at 33 Carlisle Street, Hanover, Pennsylvania 17331. In addition to the Administration Center, the Bank owns the following unencumbered banking offices:

MAIN OFFICE                  YORK STREET OFFICE
25 Carlisle Street           951 York Street
Hanover, York County         Hanover, York County
Pennsylvania   17331         Pennsylvania   17331

BALTIMORE STREET OFFICE      EISENHOWER DRIVE OFFICE
1416 Baltimore Street        453 Eisenhower Drive
Hanover, York County         Hanover, York County
Pennsylvania   17331         Pennsylvania   17331

NEW OXFORD OFFICE            WEST MANCHESTER OFFICE(Building)
318 Lincolnway East          1511 Kenneth Road
New Oxford, Adams County     York, York County
Pennsylvania   17350         Pennsylvania   17404

OPERATIONS CENTER
1040 High Street
Hanover, York County
Pennsylvania   17331


  The Bank also owns the following unencumbered property: Vacant 2-acre tract of land located at the intersection of Pennsylvania Route 74 and Wellsville Road in the Borough of Wellsville, York County, Pennsylvania which was for possible branch development and is now listed for sale.

  The Bank leases the following properties:

CARLISLE STREET OFFICE              ROSSVILLE OFFICE
880 Carlisle Street                 3405 Rosstown Road
Hanover, York County                Wellsville, York County
Pennsylvania   17331                Pennsylvania   17365

DOWNTOWN GETTYSBURG                 LITTLESTOWN OFFICE
OFFICE                              400 West King Street
6 York Street                       Littlestown, Adams County
Gettysburg, Adams County            Pennsylvania   17340
Pennsylvania   17325
                                    WEST MANCHESTER
GETTYSBURG EAST OFFICE              OFFICE  (Land)
1275 York Road                      1511 Kenneth Road
Gettysburg, Adams County            York, York County
Pennsylvania   17325                Pennsylvania   17404

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

   "COMMON STOCK MARKET PRICES AND DIVIDENDS" on page 39 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

   Hanover Bancorp, Inc.'s "SELECTED CONSOLIDATED FINANCIAL DATA" on page 11 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 12 through 38 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and the related "Notes to the Financial Statements" on pages 41 through 66 of the 1996 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                     PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   "Election of Directors" on pages 6 through 8 and "Officers of the Corporation" and "Principal Officers of the Bank" on page 15 of the 1997 Proxy Statement are incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

   "Compensation of Directors", "Compensation Committee Report", "Executive Compensation", and "Retirement Benefits" on pages 8 through 14 of the 1997 Proxy Statement are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

   "Ownership of Securities by the Corporation's Directors, Nominees and Principal Officers" on page 5 and "Officers of the Corporation" and "Principal Officers of the Bank" on page 15 of the 1997 Proxy Statement are incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   "Certain Transactions" on page 16 of the 1997 Proxy Statement are incorporated herein by reference.


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

                 (3)(a)(3) Amendment to Article 5.A. of the Articles of Incorporation previously filed as Exhibit 3c to the Corporation's 1994 Form 10-K filed March 20, 1995, are hereby incorporated by reference.

                 (3)(b)(1) The By-laws of the Corporation previously filed as Exhibit 3b to the Corporation's 1991
                 Form 10-K filed March 27, 1992, are hereby incorporated by reference.

                 (3)(b)(2)   Amendments to Article II, Section 1.9 and
                 Article III, Section 4 of the Corporation's By-laws are hereby incorporated by reference from the Registrant's Form 8K filed on March 6, 1997.

                 (13)  1996 Annual Report to Shareholders.

                 (21) The registrant has one subsidiary, Bank of Hanover and Trust Company, 25 Carlisle Street,
                 Hanover, Pennsylvania 17331, incorporated in Pennsylvania.

                 (23)  Consents of independent auditors.

                 (27)  Financial Data Schedule.

                 (28)  Additional Exhibits.

                       (99)(a)  Auditor's Report. Included within Exhibit (13).

                       (99)(b) Proxy Statement and Notice of Annual Meeting of Shareholders to be held April 22, 1997, are hereby incorporated by reference.

                       (99)(c)  Form of Proxy for Annual Meeting of
                       Shareholders to be held April 22, 1997, is hereby incorporated by reference.

        B. There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

        C and D. Exhibits and Financial Statement Schedules. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
        Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

ITEM 15 - SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Hanover Bancorp, Inc. (Registrant)


BY:  /s/ J. Bradley Scovill              February 21, 1997
    J. Bradley Scovill                         Date
    President and Chief Executive Officer
    (Principal Executive Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated.



/s/ Michael D. Bross         February 21, 1997
Michael D. Bross                      Date
Director

/s/Thomas M. Bross, Jr       February 21, 1997
Thomas M. Bross, Jr.                Date
Director,
Vice Chairman of the Board

/s/ S. Forry Eisenhart, Jr.  February 21, 1997
S. Forry Eisenhart, Jr.             Date
Director

/s/ Bertram F. Elsner        February 21, 1997
Bertram F. Elsner                   Date
Director

/s/ J. Daniel Frock          February 21, 1997
J. Daniel Frock                     Date
Director

/s/ John S. Hollinger, Jr.   February 21, 1997
John S. Hollinger, Jr.              Date
Director

/s/ Terrence L. Hormel       February 21, 1997
Terrence L. Hormel                  Date
Director,
Chairman of the Board

/s/ Earl F. Noel, Jr.        February 21, 1997
Earl F. Noel, Jr.                   Date
Director

/s/ Vincent P. Pisula        February 21, 1997
Vincent P. Pisula, MD               Date
Director

/s/ Charles W. Test          February 21, 1997
Charles W.Test                      Date
Director

/s/ J. Bradley Scovill       February 21, 1997
J. Bradley Scovill                  Date
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Paholsky       February 21, 1997
Thomas J. Paholsky                  Date
Treasurer
(Principal Accounting and
Financial Officer)