Form 10-Q
period 1997-03-31
HANOVER BANCORP INC
filed 1997-05-15
CIK 713094

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended        March 31, 1997

                                         OR

          (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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



 (Former name, former address and former fiscal year, if changed since last report)

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

         CLASS                            OUTSTANDING  March 31, 1997
        Common Stock,                         2,966,774 shares
    par value $1.11 per share

INDEX


           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                     Page #
Part I.    Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              March 31, 1997, and December 31, 1996. . . . . . . . . . 3

              Consolidated Statements of Income -
              Three Months Ended March 31, 1997 and 1996 . . . . . . . 4

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996 . . . . . . . 5

              Notes to Consolidated Financial Statements . . . . . . . 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . 7


Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  16

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  16

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  16

     Item 4.  Submission of Matters to a Vote of Security Holders. .  16

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  16

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  17


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                      PART I.  FINANCIAL INFORMATION

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                        Consolidated Balance Sheets
                                                          (Unaudited)
                                                     March 31    December 31
                                                       1997         1996
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                           $  17,986    $ 15,955
  Federal funds sold                                    3,425         ---
     CASH AND CASH EQUIVALENTS                         21,411      15,955
  Interest bearing deposits with other banks               28          72
  Short-term investments                                2,994         ---
  Investment securities:
    Available-for-sale                                 71,533      72,005
    Held-to-maturity (market value -
      $4,058 and $4,087 respectively)                   4,076       4,097
                                                       75,609      76,102
  Loans:
    Commercial, financial, and agricultural            30,979      31,991
    Real estate-construction                            5,271       3,775
    Real estate-commercial mortgage                    32,720      29,563
    Real estate-residential mortgage                  120,505     119,383
    Consumer                                           69,154      69,861
                                                      258,629     254,573
    Less:  Allowance for loan losses                   (2,459)     (2,403)
      NET LOANS                                       256,170     252,170
  Premises and equipment                                7,030       7,075
  Accrued income receivable                             2,443       2,348
  Other assets                                          3,549       2,407
      TOTAL ASSETS                                   $369,234    $356,129

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 32,112    $ 29,128
    Interest bearing                                  275,459     267,876
      TOTAL DEPOSITS                                  307,571     297,004
  Borrowed funds:
    Federal Home Loan Bank borrowings                  12,404      13,052
    Other borrowings                                   13,676      11,248
                                                       26,080      24,300
  Accrued interest                                      2,387       2,116
  Other liabilities                                     1,341         811
  Dividends payable                                       356         357
      TOTAL LIABILITIES                               337,735     324,588

SHAREHOLDERS' EQUITY:
  Common stock                                          3,293       3,296
  Surplus                                              18,659      18,659
  Unrealized gains on securities
    available-for-sale                                     88         598
  Retained earnings                                     9,459       8,988
      TOTAL SHAREHOLDERS' EQUITY                       31,499      31,541
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $369,234    $356,129

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                        Three Months Ended
                                                              March 31
                                                          1997       1996
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 5,441    $ 4,603
  Interest on federal funds sold                             29        136
  Interest on short-term investments                          6         85
  Investment securities:
    Taxable                                                 809        868
    Tax Exempt                                              322        480
                                                          1,131      1,348
      Total Interest Income                               6,607      6,172

INTEREST EXPENSE:
  Interest on deposits                                    2,806      2,713
  Interest on borrowed funds                                326        293
      Total Interest Expense                              3,132      3,006
      Net Interest Income                                 3,475      3,166

PROVISION FOR LOAN LOSSES                                   150        120
      Net Interest Income After
      Provision For Loan Losses                           3,325      3,046

OTHER INCOME:
  Trust department income                                   188        174
  Service charges on deposit accounts                       238        205
  Other operating income                                    166        160
  Securities gains                                           65         77
                                                            657        616
 OTHER EXPENSE:
  Salaries                                                1,247      1,220
  Pensions and other employee benefits                      285        299
  Occupancy expense                                         232        237
  Equipment expense                                         246        212
  Marketing and advertising                                 110         78
  FDIC Insurance                                              9          1
  Other operating expense                                   696        568
                                                          2,825      2,615

      Income Before Income Taxes                          1,157      1,047
INCOME TAXES                                                287        220
      NET INCOME                                        $   870    $   827

PER SHARE DATA:

Net income                                              $   .29    $   .27

Cash dividends                                          $   .12    $   .11

See notes to consolidated financial statements.

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31
                                                      1997         1996
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $   870      $   827
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          150          120
      Provision for depreciation and amortization        219          170
      Securities gains                                   (65)         (78)
      (Increase)decrease in net deferred tax assets     (184)         224
      (Increase)decrease in interest receivable          (95)         157
      Increase in interest payable                       271          332
      Increase in other assets                          (696)        (323)
      Increase in other liabilities                      144          296
      Increase (decrease) in accrued taxes               386           (4)
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     1,000        1,721

INVESTING ACTIVITIES:
  Net increase in loans                               (5,665)      (4,096)
  Proceeds of loan sales                               1,515        2,074
  Proceeds from sale of
    available-for-sale investment securities           3,873       29,884
  Proceeds from maturities of investment securities    1,574        2,127
  Purchases of investment securities                  (5,661)     (10,531)
  Proceeds from maturities of short-term investments     ---       17,850
  Purchases of short-term investments                 (2,950)     (17,902)
  Purchases of premises and equipment                   (174)        (520)
                              NET CASH (USED IN)
                              PROVIDED BY INVESTING
                              ACTIVITIES              (7,488)      18,886

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts       12,431        6,041
  Net decrease in certificates of
    deposit and other time deposits                   (1,864)      (1,244)
  Net increase (decrease) in borrowed funds            1,780       (1,026)
  Cash dividends paid                                   (357)        (342)
  Proceeds from issuance of common stock                ---            13
  Repurchase and retirement of common stock              (46)         (56)
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES    11,944        3,386

  INCREASE IN CASH AND CASH EQUIVALENTS                5,456       23,993

Cash and cash equivalents at beginning of period      15,955       16,655
        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $21,411      $40,648

See notes to consolidated financial statements.

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of March 31, 1997, and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.
(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 2,968,858 during the quarter ended March 31, 1997 and 3,105,068 during the quarter ended March 31, 1996.

(5) The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

(6) Management maintains the allowance at a level believed adequate to absorb potential losses in the portfolio. Factors considered in evaluating the adequacy of the allowance include potential specific losses, past loan loss experience, the volume, growth and composition of the loan portfolio and the current economic conditions and trends.

(7) In June 1996 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". FASB 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements, and other transactions involving the transfer of financial assets. This statement will supersede FASB Statement No.
     (122) , "Accounting for Mortgage Servicing Rights, An Amendment of FASB Statement No. 65"; however, the provisions of FASB 125, in regards to mortgage servicing rights, are essentially the same as those of FASB 122. This statement is generally effective for transactions that occur after December 31, 1996. As amended by FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", certain provisions of the statement will be effective beginning after December 31, 1997. This new standard did not have nor is expected to have, a material impact on the Corporation's liquidity, capital resources or results of operations.

(8) Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


***********

         HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations:

     The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the first quarter of 1997, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

     All forward looking information contained in this discussion and analysis is based on management's current knowledge of factors affecting the Corporation's business. Actual results may differ due to unforeseen events such as, but not limited to, a significant downturn in the economic environment, legislative changes or additional requirements mandated by the numerous regulatory authorities. All such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.


First Quarter of 1997 Compared to First Quarter of 1996:

     Net income for the three months ended March 31, 1997, was $870,000, an increase of $43,000 or 5.2% over the 1996 level of $827,000. On a per share basis, 1997 first quarter results equalled $0.29 per share versus $0.27 per share during the prior year, a 7.4% increase. The larger relative increase in earnings per share reflects the positive impact of the stock repurchase program, after absorbing the "cost" of reducing the capital base.

     Net interest income is the largest component of the Corporation's operating revenues. Changes in net interest income are the result of flucuations in the balance sheet and/or mix of earning assets and interest bearing liabilities, as well as changes in their yields and costs.

     Net interest income on a fully taxable equivalent basis was $3.7 million for the quarter ended March 31, 1997, an increase of $217,000 from 1996's level of $3.5 million. Net interest margin also increased seven basis points from 4.35% in 1996 to 4.42% in 1997. These two measures increased primarily due to growth in earning assets, specifically loans, and the resulting increase in the proportion of loans to earning assets.

     The provision for loan losses during the first three months of 1997 was $150,000 compared to $120,000 during the same period of 1996. The increase was largely reflective of the growth in the Corporation's loan portfolio. Management remains committed to making loan loss provisions which adequately cover the risk inherent in the loan portfolio.

     Other income for the three months ended March 31, 1997 was $657,000, an increase of $41,000 over the same period in 1996. Trust department income and service charges on deposit accounts increased by $14,000 and $33,000, respectively, while securities gains decreased by $12,000. Trust income increased due to higher levels of assets under management. Service charges on deposit accounts increased primarily as a result of growth in the number of demand deposit accounts, the largest contributor of this type of income. The securities gains are reflective of ongoing portfolio and balance sheet management strategies.

     Total other expense during the first quarter of 1997 was $2.8 million, an increase of $210,000 over the same period in 1996. Salaries and employee benefits, occupancy-related expenses, and other operating expenses increased by $13,000, $29,000, and $128,000, respectively. This growth was largely associated with the full impact of a branch opening in March 1996 and a branch relocation in October 1996. The increase in occupancy-related expenses was also due to investment in automated teller machines and technology. Additionally, other operating expenses were up due to non-recurring expenditures for technology consultation and employee recruiting. Marketing and advertising increased by $32,000 primarily as a result of increased promotional activity and timing differences.

     The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 24.8% for the quarter ended March 31, 1997 up from the 21.0% rate in 1996. The increase was the result of ongoing investment portfolio management which caused the levels of tax-free income to change.

Trends in Sources and Uses of Funds

                                                     Increase (Decrease)
                                      March 31     Since December 31, 1996
                                        1997          Amount    Percent
                                            (In thousands of dollars)
Funding Uses:
   Interest earning assets:
      Loans                           $258,629       $ 4,056       1.6%
      Investment securities             75,609          (493)      (.6)%
      Federal funds sold and other
        short-term investments           6,447         6,375        N/M

   Total interest earning assets       340,685         9,938       3.0%

   Other assets                         28,549         3,167      12.5%

   TOTAL USES                         $369,234       $13,105       3.7%


Funding Sources:
   Deposits:
      Non-interest bearing            $ 32,112       $ 2,984      10.2%
      Interest bearing                 275,459         7,583       2.8%
   Total deposits                      307,571        10,567       3.6%
   Other interest bearing liabilities   26,080         1,780       7.3%
   Other liabilities                     4,084           800      24.4%
   Shareholders' equity                 31,499           (42)      (.1)%
   TOTAL SOURCES                      $369,234       $13,105       3.7%




     Deposits are the most important funding source and the primary support for the Corporation's growth. Total deposits increased $10.6 million during the first three months of 1997. Interest bearing deposits increased by $7.6 million while non-interest bearing deposits increased by $3.0 million. The growth in interest bearing deposits consisted of a $9.5 million increase in NOW accounts, money market accounts and savings accounts and a $1.9 million decrease in certificates of deposit. The changes in these categories were primarily due to the introduction of a new indexed variable-rate money market account at the beginning of 1997. This new product was successful in generating new funds but it also drew funds from the Corporation's existing products. The increase in demand deposits was largely the result of high month-end deposit activity and was temporary. Other interest bearing liabilities increased by $1.8 million primarily due to additional levels of Federal Home Loan Bank of Pittsburgh (FHLB) borrowings. These borrowings are used to manage the balance sheet and interest rate risk and to match fund specific investments and loans.

     The Corporation uses funds primarily to support its lending activities. Loans outstanding increased by $4.1 million from December 31, 1996 to March 31, 1997. This increase was net of loans sold of $1.5 million. Most of this growth came from the commercial category.
Investment securities, another major use of funds, remained fairly constant during the first three months of 1997, decreasing by $493,000. Federal funds sold and other short-term investments increased by $6.4 million during this same period. This increase was due primarily to the deposit growth outpacing the typically slower first quarter loan growth, and management's anticipation that these funds would be needed in the short-term to support a "catch up" in loan demand. Other assets, increased $3.2 million mainly due to an increase in cash and due from banks. This balance is prone to day-to-day fluctuation and therefore this increase was not unusual.

Capital Resources and Dividends

     The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets/exceeds all regulatory requirements.

     In the first quarter of 1996, the Board of Directors approved a program to repurchase, in open market and privately negotiated transactions, up to 150,000 shares of its outstanding common stock. At March 31, 1997 the number of shares purchased through this program totaled 143,976. Upon purchase, these shares were retired rather than carried as treasury stock. The ultimate goal of this buyback is to support the market for Hanover Bancorp, Inc. stock through a more effective deployment of capital. Since its inception, the resulting reduction in total capital and shares outstanding, in combination with increased earnings, has translated into improved return on equity and earnings per share. Based on these positive results, the Board of Directors, after carefully evaluating the capital level necessary to satisfy the criteria described above, approved another program to repurchase up to 140,000 shares of common stock on April 18, 1997.

     At March 31, 1997, total shareholders' equity was $31.5 million, a decrease of $42,000 from December 31, 1996. This change consisted of an increase of $468,000 in capital stock, surplus and undivided profits (core equity) and a decrease of $510,000 in unrealized gains on AFS securities. The increase in the core equity during 1997 was primarily the result of earnings retained. The change in the unrealized gains on AFS securities was due to the increased level of market interest rates in 1997.

     During the quarter ended March 31, 1997, the Board of Directors declared a cash dividend of $.12 per share payable May 1, 1997, an increase of $.01 per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

The following table sets forth capital ratios for the Corporation and its bank subsidiary:
                                           March 31,     December 31,
                                             1997          1996
Hanover Bancorp, Inc.
  Tier 1 capital to risk-adjusted assets    12.63%         12.87%
  Total capital to risk-adjusted assets     13.62%         13.87%
  Leverage ratio                             8.82%          8.79%

Bank of Hanover and Trust Company
  Tier 1 capital to risk-adjusted assets    11.13%         11.78%
  Total capital to risk-adjusted assets     12.13%         12.78%
  Leverage ratio                             7.76%          8.06%

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five levels of capital at which insured depository institutions will be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". The regulators adopted regulations to implement the requirements of FDICIA.
The Bank has been deemed "well capitalized". Under the regulations, the required minimum capital ratios for each category of institutions are, with certain exceptions, as follows:


                                                 Tier I
                          Total Capital        Capital to
                       to Risk-Adjusted       Risk-Adjusted
                             Assets              Assets              Leverage
Well capitalized        10% or above and      6% or above and      5% or above
Adequately
     capitalized        8% or above and      4% or above and       4% or above
Undercapitalized          Under 8% or          Under 4% or           Under 4%
Significantly
     undercapitalized    Under 6% or            Under 3% or          Under 3%
Critically
     undercapitalized                                               2% or under

     The appropriate federal bank regulatory agency has authority to downgrade an institution's capital designation by one category if it determines that an institution is in an unsafe or unsound condition or is engaging in unsafe or unsound practices.

     FDICIA provides for increased supervision for banks not rated in one of the highest categories under the "Camel" composite bank rating system. Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval.

Asset Quality and Allowance for Loan Losses:


The following tables illustrate the Corporation's nonperforming asset position as of March 31, 1997 compared to its position at December 31, 1996.

                                             March 31     December 31
                                               1997          1996

Non-accrual loans                            $   29        $   38
Accruing loans past due 90 days or more       1,349           166
Restructured loans                              240           242
Other real estate and other
  repossessed assets                             92            96
        Total non-performing assets          $1,710        $  542


Non-accrual loans by category

Commercial, financial and agricultural       $  ---        $  ---
Real estate-construction                        ---           ---
Real estate-mortgage                             15            16
Consumer                                         14            22
                                             $   29        $   38

Past due loans by category

Commercial, financial and agricultural       $  189        $   16
Real estate-construction                        ---           ---
Real estate-mortgage                          1,119            65
Consumer                                         41            85
                                             $1,349        $  166

Restructured loans by category

Commercial, financial and agricultural       $   12        $   12
Real estate-construction                        ---           ---
Real estate-mortgage                            228           230
Consumer                                        ---           ---
                                             $  240        $  242

     Nonperforming assets were .66% of total loans at March 31, 1997 compared to .21% at December 31, 1996. The increase in nonperforming assets was primarily due to one commercial borrower becoming delinquent. Management is actively working with the borrower and a positive resolution is expected in the short-term. In addition, potential problem loans at March 31, 1997, as determined by the Corporation's internal review process, were $2.5 million in comparison to $2.8 million at December 31, 1996. Of these amounts, $512,000 and $562,000 were considered impaired under FASB 114 for March 31, 1997 and December 31, 1996, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                              Quarter ended     Year ended
                                                 March 31,      December 31,
                                                  1997             1996
     Balance at beginning of period              $2,403           $2,220
     Recoveries on loans                             48               63
     Provision charged to operations                150              480
     Loans charged-off                             (142)            (360)
     Balance at end of period                    $2,459           $2,403

     The Corporation remains committed to making monthly provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $150,000 was made during the first three months of 1997. The resulting allowance for loan losses at March 31, 1997 was $2.5 million in comparison to $2.4 million at December 31, 1996. This allowance approximated .95% of total loans and 144% of nonperforming assets at March 31, 1997 versus .94% and 443% at year end 1996. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity and Asset/Liability Management:

     Asset/liability management can be divided into two primary functions:
1) assuring adequate liquidity and, 2) maintaining an appropriate balance between rate-sensitive interest earning assets and rate-sensitive interest bearing liabilities. The goal of the Corporation's Liquidity Management Program is to meet the cash flow requirements of customers for either deposit withdrawals or loans. To meet its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet. On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. On March 31, 1997, the balance of the federal funds sold account was $3.4 million while short-term investments totaled $3.0 million. A total of $3.1 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $5.7 million in loan principal repayments and $310,000 in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first three months of 1997. Also during this period, the Corporation sold $1.5 million of loans in the secondary markets.

     In addition to the liquidity provided by these categories of assets, the Corporation's liquidity is enhanced by a high ratio of stable "core" deposits (total deposits less certificates of deposit in excess of $100,000) to total assets. On March 31, 1997, 78.8% of total assets were funded with core deposits while 4.5% were funded with certificates of deposit in excess of $100,000.

     Finally, as part of its Liquidity Management Program, the Corporation maintains borrowing agreements with several correspondent banks, the FHLB of Pittsburgh, as well as access to the Discount Window at the Federal Reserve Bank of Philadelphia. Through these relationships, the Corporation has available short-term credit of approximately $18.7 million.

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

     The following table shows the respective interest sensitivity GAPs on March 31, 1997 and December 31, 1996, for several different time intervals. This GAP analysis takes into consideration the current estimated prepayments on loans and amortizing investment securities. The Corporation had a gap within one year at March 31, 1997 of negative $2.2 million and a rate sensitivity ratio of negative .60% in comparison to a positive gap of $2.2 million and a rate sensitivity ratio of positive .62% at December 31, 1996. This shift in the gap position was primarily due to growth in the new indexed money market account discussed above. Due to the fact that the current GAP position is fairly neutral, changes in the present rate environment should not materially impact the Corporation's net interest income in the short-term.

               HANOVER BANCORP CONSOLIDATED GAP ANALYSIS

                                 0-30          31-90         91-365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
March 31, 1997:

Interest Earning Assets         $61,032       $19,663        $63,104
Interest Bearing Liabilities     56,988        16,341         72,670

Rate Sensitivity GAP:
     Periodic Gap               $ 4,044       $ 3,322        $(9,566)
     Cumulative Gap             $ 4,044       $ 7,366        $(2,200)

Rate Sensitivity Ratio
     Periodic Gap                  1.10%          .90%         (2.59)%
     Cumulative Gap                1.10%         1.99%          (.60)%

December 31, 1996:

Rate Sensitivity GAP:
     Periodic Gap               $ 7,238       $  (559)       $(4,481)
     Cumulative Gap             $ 7,238       $ 6,679        $ 2,198

Rate Sensitivity Ratio
     Periodic Gap                  2.03%         (.15)%        (1.26)%
     Cumulative Gap                2.03%         1.88%           .62%

REGULATORY ISSUES
     Although the United States Supreme Court has rendered a decision in favor of nationwide insurance sales by banks and barring states from blocking insurance sales by national banks in towns with populations of no more than 5,000, the entrance of banks into the insurance industry is hotly contested. On the heels of the Supreme Court's ruling, the Office of the Comptroller of the Currency has issued draft guidelines for national banks to sell insurance. This federal guidance, however, will not necessarily ease state restrictions which currently hinder bank insurance sales.
States that have traditionally been opposed to bank insurance sales could impose licensing requirements and other restrictions hampering bank
insurance activities.   Because the insurance industry is opposed to banks
selling and underwriting insurance, it is difficult to determine to what extent banks will be allowed to engage in insurance activities and the regulatory costs that will be attached to such activities.

     Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. The holding company structure would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial.

     Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management expects that the industry will continue to experience consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive position as a community bank.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund (SAIF) administered by the FDIC and to provide for repayment of the Financial Institution Collateral Obligation (FICO) bonds issued by the United States Treasury Department. Pursuant to this legislation, the FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995.

     During the years 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for Bank Insurance Fund (BIF) deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

     Since the Corporation does not hold any SAIF insured deposits, it was not subject to the special assessment and it will only be liable for the BIF assessment rate from 1997 to 1999 and the combined rate thereafter.

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

     The regulation will increase the Corporation's FDIC insurance premium costs slightly beginning in 1997. This law did not have, nor is expected to have, a material impact on the Corporation's liquidity, capital resources or results of operations.

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This standard changes the current method of calculating primary earnings per share specifically as it relates to the treatment of the dilutive effect of stock options. This statement is effective for financial statements for periods ending after December 15, 1997. Management does not anticipate that this standard will have a material impact on the Corporation's earnings per share.

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

     During the first quarter of 1997 the FDIC completed a routine examination of the Bank including an assessment of asset quality. During 1996 the Pennsylvania State Department of Banking completed a similar examination of the Bank.

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

       (a)     An annual meeting of shareholders was held April 22, 1997.

       (b)-(c) One matter was voted upon, as follows:

          Four directors were elected, as below:
                                                Votes      Votes
                                   Term         Cast       Cast          Votes
                                  Expires       "For"    "Against"   "Abstained"

          Re-elected

          Terrence L. Hormel         2000     2,582,777    60,793          0
          Vincent P. Pisula, M.D.    2000     2,629,139    14,431          0
          Charles W. Test            2000     2,629,705    13,865          0
          S.Forry Eisenhart, Jr.     2000     2,639,106     4,464          0



          Directors whose term continued after meeting

          Bertram F. Elsner          1998
          J. Daniel Frock            1998
          John S. Hollinger, Jr.     1998
          Michael D. Bross           1999
          Thomas M. Bross, Jr.       1999
          Earl F. Noel, Jr.          1999
          J. Bradley Scovill         1999


       (d)          None.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K

               On March 6, 1997 the Corporation filed a Form 8-K disclosing the following information:

          Item 5. Other Events - On January 17, 1997, the Board of Directors of the Registrant adopted two amendments to the Corporation's By-laws which became effective on that date. The specific By-laws and the nature of the amendments are as follows:

          Article II, Section 1.a. - The date of the annual meeting of the shareholders was changed from the second Tuesday of April to a date no later than April 30 of each year.

          Article III, Section 4. - The date the Board of Directors meets annually for reorganization was changed from the third Friday of April to the third Friday of May.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.



Date: May 14, 1997                  \S\  J. Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 14, 1997                  \S\  Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)