Form 10-Q
period 1997-06-30
HANOVER BANCORP INC
filed 1997-08-14
CIK 713094

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


       ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended        June 30, 1997

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

        CLASS                            OUTSTANDING  June 30, 1997
      Common Stock,                         2,939,663 shares
    par value $1.11 per share

INDEX


           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


                                                                     Page #
Part I.    Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              June 30, 1997, and December 31, 1996 . . . . . . . . . . 3

              Consolidated Statements of Income -
              Three Months Ended June 30, 1997 and 1996  . . . . . . . 4

              Consolidated Statements of Income -
              Six Months Ended June 30, 1997 and 1996  . . . . . . . . 5

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1997 and 1996  . . . . . . . . 6

              Notes to Consolidated Financial Statements . . . . . . . 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . . . . 8


Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  18

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  18

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  18

     Item 4.  Submission of Matters to a Vote of Security Holders. .  18

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  18

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  18


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                      PART I.  FINANCIAL INFORMATION

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                        Consolidated Balance Sheets
                                                          (Unaudited)
                                                      June 30    December 31
                                                       1997         1996
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                           $  18,083    $ 15,955
  Federal funds sold                                   16,225         ---
     CASH AND CASH EQUIVALENTS                         34,308      15,955
  Interest bearing deposits with other banks               26          72
  Short-term investments                                4,982         ---
  Investment securities:
    Available-for-sale                                 73,146      72,005
    Held-to-maturity (market value -
      $2,884 and $4,087 respectively)                   2,885       4,097
                                                       76,031      76,102
  Loans:
    Commercial, financial, and agricultural            30,985      31,991
    Real estate-construction                            4,379       3,775
    Real estate-commercial mortgage                    33,763      29,563
    Real estate-residential mortgage                  126,398     119,383
    Consumer                                           67,443      69,861
                                                      262,968     254,573
    Less:  Allowance for loan losses                   (2,538)     (2,403)
      NET LOANS                                       260,430     252,170
  Premises and equipment                                7,114       7,075
  Accrued income receivable                             2,448       2,348
  Other assets                                          3,222       2,407
      TOTAL ASSETS                                   $388,561    $356,129

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 31,398    $ 29,128
    Interest bearing                                  294,546     267,876
      TOTAL DEPOSITS                                  325,944     297,004
  Borrowed funds:
    Short-term borrowings                              13,149      13,052
    Long-term borrowings                               13,603      11,248
                                                       26,752      24,300
  Accrued interest                                      2,514       2,116
  Other liabilities                                       929         811
  Dividends payable                                       353         357
      TOTAL LIABILITIES                               356,492     324,588

SHAREHOLDERS' EQUITY:
  Common stock                                          3,248       3,296
  Surplus                                              18,669      18,659
  Unrealized gains on securities
    available-for-sale                                    558         598
  Retained earnings                                     9,594       8,988
      TOTAL SHAREHOLDERS' EQUITY                       32,069      31,541
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $388,561    $356,129

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income

                                                            (Unaudited)
                                                        Three Months Ended
                                                              June 30
                                                          1997       1996
                                                       In thousands of dollars,
                                                        except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 5,640    $ 4,780
  Interest on federal funds sold                             98        382
  Interest on short-term investments                         59         18
  Investment securities:
    Taxable                                                 845        722
    Tax Exempt                                              275        278
                                                          1,120      1,000
      Total Interest Income                               6,917      6,180

INTEREST EXPENSE:
  Interest on deposits                                    2,994      2,680
  Interest on borrowed funds                                352        271
      Total Interest Expense                              3,346      2,951
      Net Interest Income                                 3,571      3,229

PROVISION FOR LOAN LOSSES                                   150        120
      Net Interest Income After
      Provision For Loan Losses                           3,421      3,109

OTHER INCOME:
  Trust department income                                   188        194
  Service charges on deposit accounts                       262        223
  Other operating income                                    164        151
  Securities gains                                          129        266
                                                            743        834
 OTHER EXPENSE:
  Salaries                                                1,322      1,262
  Pensions and other employee benefits                      291        276
  Occupancy expense                                         238        221
  Equipment expense                                         243        239
  Marketing and advertising                                 145        139
  FDIC Insurance                                              9          1
  Other operating expense                                   666        630
                                                          2,914      2,768

      Income Before Income Taxes                          1,250      1,175
INCOME TAXES                                                328        263
      NET INCOME                                        $   922    $   912

PER SHARE DATA:

Net income                                              $   .32    $   .30

Cash dividends                                          $   .12    $   .11

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                         Six Months Ended
                                                              June 30
                                                          1997       1996
                                                    (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                           $ 11,081    $ 9,383
  Interest on federal funds sold                            127        518
  Interest on short-term investments                         65        103
  Investment securities:
    Taxable                                               1,654      1,590
    Tax Exempt                                              597        758
                                                          2,251      2,348
      Total Interest Income                              13,524     12,352

INTEREST EXPENSE:
  Interest on deposits                                    5,800      5,393
  Interest on borrowed funds                                678        564
      Total Interest Expense                              6,478      5,957
      Net Interest Income                                 7,046      6,395

PROVISION FOR LOAN LOSSES                                   300        240
      Net Interest Income After
      Provision For Loan Losses                           6,746      6,155

OTHER INCOME:
  Trust department income                                   376        368
  Service charges on deposit accounts                       500        428
  Other operating income                                    330        311
  Securities gains                                          194        343
                                                          1,400      1,450
 OTHER EXPENSE:
  Salaries                                                2,569      2,482
  Pensions and other employee benefits                      576        575
  Occupancy expense                                         470        458
  Equipment expense                                         489        451
  Marketing and advertising                                 255        217
  FDIC Insurance                                             18          2
  Other operating expense                                 1,362      1,198
                                                          5,739      5,383

      Income Before Income Taxes                          2,407      2,222
INCOME TAXES                                                615        483
      NET INCOME                                        $ 1,792    $ 1,739

PER SHARE DATA:

Net income                                              $   .61    $   .56

Cash dividends                                          $   .24    $   .22

See notes to consolidated financial statements.

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                        Six Months Ended
                                                           June 30
                                                      1997         1996
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $ 1,792      $ 1,739
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          300          240
      Provision for depreciation and amortization        439          365
      Securities gains                                  (194)        (343)
      (Increase)decrease in net deferred tax assets     (184)         224
      (Increase)decrease in interest receivable         (100)          78
      Increase in interest payable                       398          497
      Increase in other assets                          (611)        (399)
      Increase in other liabilities                       50          183
      Increase (decrease) in accrued taxes                68         (261)
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     1,958        2,323

INVESTING ACTIVITIES:
  Net increase in loans                              (13,187)     (21,561)
  Proceeds of loan sales                               4,627        3,552
  Proceeds from sale of
    available-for-sale investment securities           7,336       39,538
  Proceeds from maturities of investment securities    4,575        4,710
  Purchases of investment securities                 (11,706)     (18,347)
  Proceeds from maturities of short-term investments  13,000       17,850
  Purchases of short-term investments                (17,936)     (22,049)
  Purchases of premises and equipment                   (478)      (1,223)
                              NET CASH (USED IN)
                              PROVIDED BY INVESTING
                              ACTIVITIES              (13,769)      2,470

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts       28,034       10,362
  Net increase in certificates of
    deposit and other time deposits                      906        7,849
  Net increase (decrease) in borrowed funds            2,452       (5,118)
  Cash dividends paid                                   (713)        (684)
  Proceeds from issuance of common stock                  11           25
  Repurchase and retirement of common stock             (526)      (1,368)
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES    30,164       11,066

  INCREASE IN CASH AND CASH EQUIVALENTS               18,353       15,859

Cash and cash equivalents at beginning of period      15,955       16,655
        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $34,308      $32,514

See notes to consolidated financial statements.

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of June 30, 1997, and December 31, 1996, the results of its operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 2,953,971 during the quarter ended June 30, 1997; 3,062,907 during the quarter ended June 30, 1996; 2,961,373 during the six months ended June 30, 1997; and 3,085,373 during the six months ended June 30, 1996.

(5) The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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


***********

         HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations:

     The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the second quarter of 1997, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

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


Second Quarter of 1997 Compared to Second Quarter of 1996:

     Net income for the three months ended June 30, 1997, increased 1.1% from 1996 while earnings per share increased 6.7% during the same period. The larger relative increase in earnings per share reflects the positive impact of the stock repurchase programs, as further discussed herein.

     Net interest income is the largest component of the Corporation's operating revenues. Changes in net interest income are the result of flucuations in the balance sheet and/or mix of earning assets and interest bearing liabilities, as well as changes in their yields and costs.

     Net interest income on a fully taxable equivalent basis was $3.7 million for the quarter ended June 30, 1997, an increase of $331,000 or 9.7% from 1996's level of $3.4 million. Net interest margin also increased six basis points from 4.25% in 1996 to 4.31% in 1997. Net interest income increased due to higher earning asset levels, driven by loan and deposit growth. The margin increase was attributable to the resulting increase in the proportion of loans to earning assets offset by higher funding costs caused by a shift in the funding mix towards more costly sources. Specifically, the shift has mainly been to an indexed, variable rate money market deposit account introduced by the Corporation at the beginning of 1997. This product was created to spur deposit growth which has recently been relatively flat. In addition, 1996's margin was impacted by balance sheet management strategies which sacrificed yield in order to "shorten up" the balance sheet temporarily for anticipated higher rates.

     The provision for loan losses during the second quarter of 1997 increased $30,000 or 25% over the same period of 1996. The increase was commensurate with the growth in the Corporation's loan portfolio.

     Other income for the three months ended June 30, 1997 decreased $91,000 or 10.9% over the same period in 1996. This decrease was principally due to lower securities gains offset by higher service charges on deposit accounts. The reduced level of securities gains was primarily a function of ongoing portfolio and balance sheet management strategies. In addition, the Corporation realized fewer gains from its community bank stock portfolio than in 1996. Service charges on deposit accounts increased primarily as a result of growth in the number of demand deposit accounts, which generate the majority of this income.

     Total other expense during the quarter ended June 30, 1997 was $146,000 or 5.3% higher than in 1996 due primarily to increases in salaries and employee benefits, occupancy-related expenses, and other operating expenses. These increases were associated with the full impact of a branch opening in March 1996 and a branch relocation in October 1996. The increase in occupancy-related expenses was also impacted by the placement of six remote service automated teller machines in local supermarkets in December 1996 as well as continued technology investments.

     The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 26.2% for the quarter ended June 30, 1997 up from the 22.4% rate in 1996. The increase was the result of ongoing investment portfolio management which caused the levels of tax-free income to change.


Six Months ended June 30, 1997 Compared to the Six Months Ended June 30,
1996:

     Net income for the six months ended June 30, 1997, increased $53,000 or 3.0% from the same period in 1996. Earnings per share increased $.05 or 8.9% from 1996 to 1997 while return on equity increased fifty six basis points or 5.2% to 11.27% in 1997 from 10.71% in 1996. Again, the stock repurchase program positively impacted earnings per share and return on equity in terms of leveraging the net income growth.

     Net interest income on a fully taxable equivalent basis was $7.4 million for the period ended June 30, 1997, an increase of $549,000 or 8.0% from the $6.8 million 1996 level. Net interest margin also increased six basis points from 4.30% in 1996 to 4.36% in 1997. Net interest income increased due to higher earning asset levels, driven by loan and deposit growth. The margin increase was attributable to the resulting increase in the proportion of loans to earning assets offset by higher funding costs caused by a shift in the funding mix towards more costly sources. In addition, 1996's margin was impacted by the balance sheet management strategies discussed earlier.

     The provision for loan losses during the six months ended June 30, 1997 was $300,000 compared to $240,000 during the same period of 1996, an increase of 60,000 or 25%. The increase was largely reflective of the growth in the Corporation's loan portfolio. Management remains committed to making loan loss provisions which adequately cover the risk inherent in the loan portfolio.

     Other income for the first six months of 1997 was $50,000 or 3.4% lower than in 1996. The decrease was principally due to a decrease in securities gains offset by an increase in service charges on deposit accounts. The reduced level of securities gains was primarily a function of ongoing portfolio and balance sheet management strategies. Service charges on deposit accounts increased primarily as a result of growth in the number of demand deposit accounts.

     Total other expense during the first half of 1997 was $356,000 or 6.6% higher than in 1996. The increases in salaries and employee benefits, occupancy-related expenses, and other operating expenses were largely associated with the full impact of a branch opening in March 1996 and a branch relocation in October 1996. The increase in occupancy-related expenses was also due to investment in automated teller machines and technology. Additionally, other operating expenses were up due to non-recurring expenditures for technology consultation and employee recruiting. Marketing and advertising increased primarily as a result of increased promotional activity. The stabilizing level of overhead expense, along with the increases in operating revenues, have favorably impacted the Corporation's efficiency ratio (the cost to generate one dollar of revenue) which declined ninety six basis points from 67.71% in 1996 to 66.75% in 1997.

     The Corporation recognized an income tax provision which resulted in an effective tax rate of 25.6% for the six months ended June 30, 1997 up from the 21.7% rate in 1996. The increase was the result of lower tax free income due to ongoing investment portfolio management.

Trends in Sources and Uses of Funds

                                                    Increase (Decrease)
                                      June 30     Since December 31, 1996
                                        1997         Amount    Percent
                                           (In thousands of dollars)
Funding Uses:
   Interest earning assets:
      Loans                           $262,968       $ 8,395       3.3%
      Investment securities             76,031           (71)      (.1)%
      Federal funds sold and other
        short-term investments          21,233        21,161        N/M

   Total interest earning assets       360,232        29,485       8.9%

   Other assets                         28,329         2,947      11.6%

   TOTAL USES                         $388,561       $32,432       9.1%


Funding Sources:
   Deposits:
      Non-interest bearing            $ 31,398       $ 2,270       7.8%
      Interest bearing                 294,546        26,670      10.0%
   Total deposits                      325,944        28,940       9.7%
   Other interest bearing liabilities   26,752         2,452      10.1%
   Other liabilities                     3,796           512      15.6%
   Shareholders' equity                 32,069           528       1.7%
   TOTAL SOURCES                      $388,561       $32,432       9.1%

     The Corporation uses funds primarily to support its lending activities. Loans outstanding increased by $8.4 million or 3.3% from December 31, 1996 to June 30, 1997. This increase was net of loans sold of $4.6 million. Most of this growth came from the commercial and residential mortgage categories. Investment securities, another major use of funds, remained fairly constant through the first six months of 1997, decreasing by $71,000. Federal funds sold and other short-term investments increased by $10.0 million after factoring out an $11.2 million temporary deposit discussed further below. This increase was due primarily to deposit growth, fueled by the success of the new money market account, outpacing loan growth. Other assets increased $2.9 million mainly due to an increase in cash and due from banks. This balance is prone to day-to-day fluctuation.

     Deposits are the most important funding source and the primary support for the Corporation's growth. During the first six months of 1997, total deposits increased $17.7 million or 6.0% after excluding an $11.2 million temporary money market deposit. This deposit was from an estate in the process of being settled. Interest bearing deposits increased by $15.4 million while non-interest bearing deposits increased by $2.3 million. The growth in interest bearing deposits consisted of a $14.5 million increase in NOW accounts, money market accounts and savings accounts and a $906,000 increase in certificates of deposit. The increase in the savings-type categories was primarily due to growth in the new money market account discussed earlier. This new product was successful in generating new funds but it also drew funds from the Corporation's existing products. The increase in demand deposits was largely the result of high month-end deposit activity and was temporary. Other interest bearing liabilities increased by $2.5 million primarily due to additional levels of Federal Home Loan Bank of Pittsburgh (FHLB) borrowings. These borrowings are used to manage the balance sheet and interest rate risk and to match fund specific investments and loans.

Capital Resources and Dividends

     The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets/exceeds all regulatory requirements.

     In the first quarter of 1996, the Board of Directors approved a program to repurchase, in open market and privately negotiated transactions, up to 150,000 shares of its outstanding common stock. During the second quarter of 1997, the Corporation completed this program. The main goal of this buyback was to effectively deploy capital in an effort to increase shareholder value. Since its inception, the resulting reduction in total capital and shares outstanding, in combination with increased earnings (after absorbing the "cost" of reducing the capital base) has translated into improved return on equity and earnings per share. Management views earnings per share and return on equity as being two of the more important factors, under the control of management, that drive shareholder value. Based on this belief and the positive results achieved through the first program, the Board of Directors, after carefully evaluating the capital level necessary to satisfy the criteria described above, approved another program to repurchase up to 140,000 shares of common stock on April 18, 1997. As of June 30, 1997 21,798 shares were repurchased under this program. Under both programs, all shares repurchased were retired rather than carried as treasury stock.

     At June 30, 1997, total shareholders' equity was $32.1 million, an increase of $528,000 from December 31, 1996. This change consisted of an increase of $568,000 in capital stock, surplus and undivided profits (core equity) and a decrease of $40,000 in unrealized gains on AFS securities. The increase in the core equity was primarily the result of earnings retained offset by shares repurchased. The change in the unrealized gains on AFS securities was due to the higher level of market interest rates at June 30, 1997 compared to December 31, 1996.

     During the quarter ended June 30, 1997, the Board of Directors declared a cash dividend of $.12 per share payable August 1, 1997, an increase of $.01 per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

The following table sets forth capital ratios for the Corporation and its bank subsidiary:
                                           June 30,      December 31,
                                             1997          1996
Hanover Bancorp, Inc.
  Tier 1 capital to risk-adjusted assets    12.34%         12.87%
  Total capital to risk-adjusted assets     13.33%         13.87%
  Leverage ratio                             8.55%          8.79%

Bank of Hanover and Trust Company
  Tier 1 capital to risk-adjusted assets    10.40%         11.78%
  Total capital to risk-adjusted assets     11.40%         12.78%
  Leverage ratio                             7.20%          8.06%

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

Asset Quality and Allowance for Loan Losses:


The following tables illustrate the Corporation's nonperforming asset position as of June 30, 1997 compared to its position at December 31, 1996.


                                             June 30     December 31
                                               1997          1996
Non-accrual loans                            $  174        $   38
Accruing loans past due 90 days or more         527           166
Restructured loans                              226           242
Other real estate and other
  repossessed assets                             62            96
        Total non-performing assets          $  989        $  542


Non-accrual loans by category

Commercial, financial and agricultural       $  ---       $   ---
Real estate-construction                        ---           ---
Real estate-mortgage                            154            16
Consumer                                         20            22
                                             $  174        $   38

Past due loans by category

Commercial, financial and agricultural       $  ---        $   16
Real estate-construction                        ---           ---
Real estate-mortgage                            525            65
Consumer                                          2            85
                                             $  527        $  166

Restructured loans by category

Commercial, financial and agricultural       $  ---        $   12
Real estate-construction                        ---           ---
Real estate-mortgage                            226           230
Consumer                                        ---           ---
                                             $  226        $  242

     Nonperforming assets were .38% of total loans at June 30, 1997 compared to .21% at December 31, 1996. The increase in nonperforming assets was primarily due to one commercial loan, previously identified as a potential problem loan, becoming delinquent. Management is actively working with the borrower and a positive resolution is expected in the short-term. In addition, potential problem loans at June 30, 1997, as determined by the Corporation's internal review process, were $3.3 million in comparison to $2.8 million at December 31, 1996. Of these amounts, $501,000 and $562,000 were considered impaired under FASB 114 for June 30, 1997 and December 31, 1996, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                              Period ended     Year ended
                                                 June 30,      December 31,
                                                  1997             1996
     Balance at beginning of period              $2,403           $2,220
     Recoveries on loans                             83               63
     Provision charged to operations                300              480
     Loans charged-off                             (248)            (360)
     Balance at end of period                    $2,538           $2,403

     The Corporation remains committed to making monthly provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $300,000 was made during the first half of 1997. The resulting allowance for loan losses at June 30, 1997 was $2.5 million in comparison to $2.4 million at December 31, 1996. This allowance approximated .97% of total loans and 257% of nonperforming assets at June 30, 1997 versus .94% and 443% at year end 1996. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity and Asset/Liability Management:

     Asset/liability management can be divided into two primary functions:
1) assuring adequate liquidity and, 2) maintaining an appropriate balance between rate-sensitive interest earning assets and rate-sensitive interest bearing liabilities. The goal of the Corporation's Liquidity Management Program is to meet the cash flow requirements of customers for either deposit withdrawals or loans. To meet its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet. On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At June 30, 1997, the balance of the federal funds sold account was $5.0 million, excluding the temporary deposit mentioned earlier, while short-term investments totaled $5.0 million. A total of $1.2 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $6.1 million in loan principal repayments and $292,000 in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first six months of 1997. Also during this period, the Corporation sold $4.6 million of loans in the secondary markets.

     In addition to the liquidity provided by these categories of assets, the Corporation's liquidity is enhanced by a high ratio of stable "core" deposits (total deposits less certificates of deposit in excess of $100,000) to total assets. At June 30, 1997, 78.5% (excluding the large temporary deposit) of total assets were funded with core deposits while 4.9% were funded with certificates of deposit in excess of $100,000.

     Finally, as part of its liquidity management program, the Corporation maintains borrowing agreements with several correspondent banks, the FHLB of Pittsburgh, as well as access to the Discount Window at the Federal Reserve Bank of Philadelphia. Through these relationships, the Corporation has available short-term credit of approximately $19.0 million.

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

     The following table shows the respective interest sensitivity GAPs on June 30, 1997 and December 31, 1996, for several different time intervals. This GAP analysis takes into consideration the current estimated prepayments on loans and amortizing investment securities. The Corporation had a gap within one year at June 30, 1997 of negative $9.9 million and a rate sensitivity ratio of negative 2.54% in comparison to a positive gap of $2.2 million and a rate sensitivity ratio of positive .62% at December 31, 1996. This shift in the gap position was primarily due to growth in the new indexed money market account discussed above. Due to the relatively small negative mismatch, changes in the present rate environment should not materially impact the Corporation's net interest income in the short-term.

               HANOVER BANCORP CONSOLIDATED GAP ANALYSIS

                                 0-30          31-90         91-365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
June 30, 1997:

Interest Earning Assets         $71,903       $17,747        $64,464
Interest Bearing Liabilities     77,168        17,852         68,968

Rate Sensitivity GAP:
     Periodic Gap               $(5,265)      $  (105)       $(4,504)
     Cumulative Gap             $(5,265)      $(5,370)       $(9,874)

Rate Sensitivity Ratio
     Periodic Gap                 (1.35)%        (.03)%        (1.16)%
     Cumulative Gap               (1.35)%       (1.38)%        (2.54)%

December 31, 1996:

Rate Sensitivity GAP:
     Periodic Gap               $ 7,238       $  (559)       $(4,481)
     Cumulative Gap             $ 7,238       $ 6,679        $ 2,198

Rate Sensitivity Ratio
     Periodic Gap                  2.03%         (.15)%        (1.26)%
     Cumulative Gap                2.03%         1.88%           .62%

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

     In January 1997, the SEC issued new disclosure rules related to derivatives and exposures to market risk (e.g. interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk) from derivative financial instruments, other financial instruments and certain derivative commodity instruments. The new disclosure rules have two parts: quantitative and qualitative market risk disclosures outside the financial statements and accounting policy disclosures about derivatives in the notes to the financial statements. For all banks and thrifts and other companies with market capitalization in excess of $2.5 billion, the market risk disclosures are effective for financial statements for years ending after June 15, 1997. For all other affected registrants, these disclosures are effective for years ending after June 15, 1998. The expanded policy disclosures are effective for all registrants beginning with financial statements for periods ending after June 15, 1997. The Corporation at present does not utilize derivatives and thus the expanded policy disclosures are not applicable. With respect to the market risk disclosures, management is currently evaluating the new guidelines and the impact they will have on the Corporation's year-end financial statements.

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This standard changes the current method of calculating primary earnings per share specifically as it relates to the treatment of the dilutive effect of stock options. It is effective for financial statements for periods ending after December 15, 1997. Management does not anticipate that this standard will have a material impact on the Corporation's earnings per share.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The focus of this statement is to establish standards for reporting and displaying comprehensive income and its components in the financial statements. The new standard is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the provisions of this statement and the impact it may have on the Corporation's year-end financial statements.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement changes the way public business enterprises report segment information in annual financial statements and also requires these enterprises to report selected segment information in interim financial reports to shareholders. The new statement is effective for fiscal years beginning after December 15, 1997. Upon reviewing the provisions of this statement, management does not believe that it will have a material impact on the Corporation's financial statements.

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



                                         HANOVER BANCORP, INC.



Date: August 14, 1997                    /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 14, 1997                    /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)