Form 10-Q
period 1997-09-30
HANOVER BANCORP INC
filed 1997-11-14
CIK 713094

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


           ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended        September 30, 1997

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

     CLASS                            OUTSTANDING  September 30, 1997
   Common Stock,                         2,934,400 shares
 par value $1.11 per share

                                   INDEX


           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


                                                                     Page #
Part I.    Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              September 30, 1997, and December 31, 1996 . . . . . . .  3

              Consolidated Statements of Income -
              Three Months Ended September 30, 1997 and 1996  . . . .  4

              Consolidated Statements of Income -
              Nine Months Ended September 30, 1997 and 1996  . . . . . 5

              Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996  . . . . . 6

              Notes to Consolidated Financial Statements . . . . . . . 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . . . . 8


Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  18

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  18

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  18

     Item 4.  Submission of Matters to a Vote of Security Holders. .  18

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  18

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  18


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                      PART I.  FINANCIAL INFORMATION

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                        Consolidated Balance Sheets
                                                          (Unaudited)
                                                    September 30  December 31
                                                       1997         1996
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                           $  14,385    $ 15,955
  Federal funds sold                                    8,700         ---
     CASH AND CASH EQUIVALENTS                         23,085      15,955
  Interest bearing deposits with other banks               38          72
Investment securities:
    Available-for-sale                                 92,802      72,005
    Held-to-maturity (market value -
      $3,004 and $4,087 respectively)                   2,990       4,097
                                                       95,792      76,102
  Loans:
    Commercial, financial, and agricultural            32,082      31,991
    Real estate-construction                            4,730       3,775
    Real estate-commercial mortgage                    33,261      29,563
    Real estate-residential mortgage                  130,062     119,383
    Consumer                                           68,219      69,861
                                                      268,354     254,573
    Less:  Allowance for loan losses                   (2,616)     (2,403)
      NET LOANS                                       265,738     252,170
  Premises and equipment                                7,012       7,075
  Accrued income receivable                             2,572       2,348
  Other assets                                          3,052       2,407
      TOTAL ASSETS                                   $397,289    $356,129

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 25,483    $ 29,128
    Interest bearing                                  297,549     267,876
      TOTAL DEPOSITS                                  323,032     297,004
  Borrowed funds:
    Short-term borrowings                              11,273      13,052
    Long-term borrowings                               25,528      11,248
                                                       36,801      24,300
  Accrued interest                                      2,781       2,116
  Other liabilities                                     1,107         811
  Dividends payable                                       381         357
      TOTAL LIABILITIES                               364,102     324,588

SHAREHOLDERS' EQUITY:
  Common stock, $1.11 par value; authorized,
    shares issued and outstanding: 1997-2,934,400
    shares; 1996-2,969,441 shares                       3,256       3,296
  Surplus                                              18,679      18,659
  Unrealized gains on securities
    available-for-sale                                  1,195         598
  Retained earnings                                    10,057       8,988
      TOTAL SHAREHOLDERS' EQUITY                       33,187      31,541
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $397,289    $356,129

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                        Three Months Ended
                                                            September 30
                                                          1997       1996
                                                     (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $ 5,764    $ 5,194
  Interest on federal funds sold                            182        144
  Interest on short-term investments                         47         75
  Investment securities:
    Taxable                                                 957        777
    Tax Exempt                                              297        265
                                                          1,254      1,042
      Total Interest Income                               7,247      6,455

INTEREST EXPENSE:
  Interest on deposits                                    3,217      2,816
  Interest on borrowed funds                                402        247
      Total Interest Expense                              3,619      3,063
      Net Interest Income                                 3,628      3,392

PROVISION FOR LOAN LOSSES                                   180        120
      Net Interest Income After
      Provision For Loan Losses                           3,448      3,272

OTHER INCOME:
  Trust department income                                   178        174
  Service charges on deposit accounts                       291        227
  Other operating income                                    205        151
  Securities gains                                           89        133
                                                            763        685
 OTHER EXPENSE:
  Salaries                                                1,314      1,298
  Pensions and other employee benefits                      229        247
  Occupancy expense                                         236        231
  Equipment expense                                         257        223
  Marketing and advertising                                 128        118
  FDIC Insurance                                             10        ---
  Other operating expense                                   721        651
                                                          2,895      2,768

      Income Before Income Taxes                          1,316      1,189
INCOME TAXES                                                344        303
      NET INCOME                                        $   972    $   886

PER SHARE DATA:

Net income                                              $   .33    $   .29

Cash dividends declared                                 $   .13    $   .12

See notes to consolidated financial statements.

          HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
                     Consolidated Statements of Income
                                                            (Unaudited)
                                                          Nine Months Ended
                                                            September 30
                                                          1997       1996
                                                      (In thousands of dollars,
                                                      except per share data)
INTEREST INCOME:
  Interest and fees on loans                            $16,845    $14,577
  Interest on federal funds sold                            309        662
  Interest on short-term investments                        112        178
  Investment securities:
    Taxable                                               2,611      2,367
    Tax Exempt                                              894      1,023
                                                          3,505      3,390
      Total Interest Income                              20,771     18,807

INTEREST EXPENSE:
  Interest on deposits                                    9,017      8,209
  Interest on borrowed funds                              1,080        811
      Total Interest Expense                             10,097      9,020
      Net Interest Income                                10,674      9,787

PROVISION FOR LOAN LOSSES                                   480        360
      Net Interest Income After
      Provision For Loan Losses                          10,194      9,427

OTHER INCOME:
  Trust department income                                   554        542
  Service charges on deposit accounts                       791        655
  Other operating income                                    535        462
  Securities gains                                          283        476
                                                          2,163      2,135
 OTHER EXPENSE:
  Salaries                                                3,883      3,780
  Pensions and other employee benefits                      805        822
  Occupancy expense                                         706        689
  Equipment expense                                         746        674
  Marketing and advertising                                 383        335
  FDIC Insurance                                             28          2
  Other operating expense                                 2,083      1,849
                                                          8,634      8,151

      Income Before Income Taxes                          3,723      3,411
INCOME TAXES                                                959        786
      NET INCOME                                        $ 2,764    $ 2,625

PER SHARE DATA:

Net income                                              $   .94    $   .86

Cash dividends declared                                 $   .37    $   .34

See notes to consolidated financial statements.

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                   Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                       Nine Months Ended
                                                         September 30
                                                      1997         1996
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $ 2,764      $ 2,625
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          480          360
      Provision for depreciation and amortization        664          566
      Securities gains                                  (283)        (476)
      (Increase)decrease in net deferred tax assets     (184)         232
      (Increase)decrease in interest receivable         (224)         122
      Increase in interest payable                       665          661
      Increase in other assets                          (649)        (977)
      Increase in other liabilities                       14          458
      Increase (decrease) in accrued taxes               162         (167)
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     3,409        3,404

INVESTING ACTIVITIES:
  Net increase in loans                              (22,490)     (39,059)
  Proceeds of loan sales                               8,442        5,710
  Proceeds from sale of
    available-for-sale investment securities           7,566       39,888
  Proceeds from maturities of investment securities    5,945       10,351
  Purchases of investment securities                 (32,013)     (30,652)
  Proceeds from maturities of short-term investments  25,000       34,928
  Purchases of short-term investments                (24,966)     (34,106)
  Purchases of premises and equipment                   (601)      (1,740)
                              NET CASH USED IN
                              INVESTING ACTIVITIES   (33,117)    (14,680)
FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts       20,865       11,783
  Net increase in certificates of
    deposit and other time deposits                    5,163        9,521
  Net increase (decrease) in borrowed funds           12,501       (1,621)
  Cash dividends paid                                 (1,066)      (1,018)
  Proceeds from issuance of common stock                  22           37
  Repurchase and retirement of common stock             (647)      (2,080)
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES    36,838       16,622

  INCREASE IN CASH AND CASH EQUIVALENTS                7,130        5,346

Cash and cash equivalents at beginning of period      15,955       16,655
        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $23,085      $22,001

See notes to consolidated financial statements.

           HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of September 30, 1997, and December 31, 1996, the results of its operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 2,935,541 during the quarter ended September 30, 1997; 3,016,820 during the quarter ended September 30, 1996; 2,952,668 during the nine months ended September 30, 1997; and 3,062,355 during the nine months ended September 30, 1996.

(5) The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

(6) Management maintains the allowance for loan losses at a level believed adequate to absorb potential losses in the portfolio. Factors considered in evaluating the adequacy of the allowance include potential specific losses, past loan loss experience, the volume, growth and composition of the loan portfolio and the current economic conditions and trends.

(7) In June 1996 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". FASB 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements, and other transactions involving the transfer of financial assets. This statement superseded FASB Statement No. (122) , "Accounting for Mortgage Servicing Rights, An Amendment of FASB Statement No. 65"; however, the provisions of FASB 125, in regards to mortgage servicing rights, are essentially the same as those of FASB
     122. This statement is generally effective for transactions that occur after December 31, 1996. As amended by FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", certain provisions of the statement will be effective beginning after December 31, 1997. This new standard did not have nor is expected to have, a material impact on the Corporation's liquidity, capital resources or results of operations.

(8) Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.


"""""'

         HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


Results of Operations:

     The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the third quarter of 1997, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

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


Third Quarter of 1997 Compared to Third Quarter of 1996:

     Net income for the three months ended September 30, 1997, increased 9.7% from 1996 while earnings per share (EPS) increased 13.8% during the same period. The larger relative increase in EPS reflects the positive impact of the stock repurchase programs, as further discussed herein.

     Net interest income on a fully taxable equivalent basis was $3.8 million for the quarter ended September 30, 1997, an increase of $248,000 or 7.0% from 1996's level of $3.6 million. This increase was due to higher earning asset levels, driven mainly by deposit and loan growth. Net interest margin decreased 17 basis points from 4.32% in 1996 to 4.15% in 1997. This decrease was primarily attributable to higher funding costs caused by a shift in the funding mix towards more costly sources. This shift has mainly been to an indexed, variable rate money market deposit account introduced by the Corporation at the beginning of 1997. In addition, there has been a shift to longer term certificates of deposit
(CDs) as a result of a recent promotion (further discussed herein). Although this deposit growth has lowered the Corporation's margin, as was anticipated by management, it has generated additional net interest income and has positively impacted EPS and Return on Equity (ROE).

     The provision for loan losses during the third quarter of 1997 increased $60,000 or 50% over the same period of 1996. The increase was commensurate with the growth in the Corporation's loan portfolio.

     Other income for the three months ended September 30, 1997 increased $78,000 or 11.4% over the same period in 1996. This increase was principally due to higher service charges on deposit accounts and income realized through mortgage loan sale activity, offset by lower securities gains. The increase in service charges on deposit accounts was due primarily to higher overdraft fees, resulting from a change in collection philosophy, and higher automated teller machine (ATM) fees generated by newly instituted noncustomer surcharging. Mortgage loan sale activity income increased as a result of higher sales volumes relative to 1996. The reduced level of securities gains was due to lower sales activity within the Corporation's community bank stock portfolio.

     Total other expense during the quarter ended September 30, 1997 was $127,000 or 4.6% higher than in 1996 due primarily to increases in equipment expense and other operating expenses. The increase in equipment expense was associated with the full impact of a branch opening in March 1996 and a branch relocation in October 1996. In addition, this increase was impacted by the placement of six remote service ATMs in local supermarkets in December 1996 as well as continued technology investments. The increase in other operating expenses was largely due to non-recurring expenditures for technology consultation and employee recruiting. Salary related expenses were positively impacted by temporary unfilled vacancies and reduced healthcare costs.

     The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 26.1% for the quarter ended September 30, 1997 up from the 25.5% rate in 1996. The increase was the result of ongoing investment portfolio management which caused the levels of tax-free income to change.


Nine Months ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996:

     Net income for the nine months ended September 30, 1997, increased $139,000 or 5.3% from the same period in 1996. EPS increased $.08 or 9.3% from 1996 to 1997 while ROE increased 54 basis points to 11.47% in 1997 from 10.93% in 1996. Again, the stock repurchase programs positively impacted EPS and ROE.

     Net interest income on a fully taxable equivalent basis was $11.2 million for the period ended September 30, 1997, an increase of $796,000 or 7.7% from the $10.4 million 1996 level. Net interest margin decreased 2 basis points from 4.31% in 1996 to 4.29% in 1997. Net interest income increased due to higher earning asset levels, driven by loan and deposit growth. The margin decrease was the result of higher funding costs caused by the shift in the deposit mix, as discussed above, offset by an increase in the proportion of loans to earning assets.

     The provision for loan losses during the nine months ended September 30, 1997 was $480,000 compared to $360,000 during the same period of 1996, an increase of $120,000 or 33.3%. The increase was largely reflective of the growth in the Corporation's loan portfolio. Management remains committed to maintaining a loan loss reserve which adequately covers the risk inherent in the loan portfolio.

     Other income for the first nine months of 1997 was $28,000 or 1.3% higher than in 1996. The increase was principally due to higher service charges on deposit accounts and income realized through mortgage loan sale activity, offset by lower securities gains. The increase in service charges on deposit accounts was due primarily to higher overdraft fees, and higher ATM fees as discussed above, while the higher mortgage sale income
was due to increased sales activity.    The reduced level of securities
gains was primarily a function of ongoing portfolio and balance sheet management strategies in addition to lower community bank stock sales.

     Total other expense during the nine months ended September 30, 1997 was $483,000 or 5.9% higher than in 1996. The increases in occupancy-related expenses were largely associated with the full impact of the 1996 expansion activities in addition to investment in ATMs and technology. The expenditures for technology consultation and employee recruiting contributed to the increase in other operating expenses. Marketing and advertising increased primarily as a result of increased promotional activity. As discussed above, salary expenses benefited from unfilled vacancies and lower healthcare costs. The stabilizing level of overhead expense, along with the increases in operating revenues, have favorably impacted the Corporation's efficiency ratio (the cost to generate one dollar of revenue) which declined 157 basis points from 67.62% in 1996 to 66.05% in 1997.

     The Corporation recognized an income tax provision which resulted in an effective tax rate of 25.8% for the nine months ended September 30, 1997 up from the 23.0% rate in 1996. The increase was the result of lower tax free income due to ongoing investment portfolio management.

Trends in Sources and Uses of Funds

                                                     Increase (Decrease)
                                    September 30   Since December 31, 1996
                                        1997          Amount    Percent
                                            (In thousands of dollars)
Funding Uses:
   Interest earning assets:
      Loans                           $268,354       $13,781       5.4%
      Investment securities             95,792        19,690      25.9%
      Federal funds sold and other
        short-term investments           8,738         8,666        N/M

   Total interest earning assets       372,884        42,137      12.7%

   Other assets                         24,405          (977)     (3.8)%


   TOTAL USES                         $397,289       $41,160      11.6%


Funding Sources:
   Deposits:
      Non-interest bearing            $ 25,483       $(3,645)    (12.5)%
      Interest bearing                 297,549        29,673      11.1%
   Total deposits                      323,032        26,028       8.8%
   Other interest bearing liabilities   36,801        12,501      51.4%
   Other liabilities                     4,269           985      30.0%
   Shareholders' equity                 33,187         1,646       5.2%
   TOTAL SOURCES                      $397,289       $41,160      11.6%

     The Corporation uses funds primarily to support its lending activities. Loans outstanding increased by $13.8 million or 5.4% from December 31, 1996 to September 30, 1997. This increase was net of loans sold of $8.4 million. Most of this growth came from the commercial and residential mortgage categories. Much of the growth in the residential real estate category was generated through a recent promotion. Investment securities, another major use of funds, increased $19.7 million or 25.9% through the first nine months of 1997. Federal funds sold and other short-term investments also increased by $8.7 million during this period. The increases in investment securities and federal funds sold were due primarily to deposit growth, fueled by the success of the new money market account and CD promotion, outpacing loan growth. In addition, investment securities increased as a result of a match funding transaction with a Federal Home Loan Bank of Pittsburgh (FHLB) borrowing executed in the latter part of September. Management viewed this transaction as an opportunity to generate additional net interest income and boost EPS and ROE without incurring significant interest rate risk. The transaction will effectively lower the net interest margin since the spread is more narrow than the Corporation's overall spread.

     Deposits are the most important funding source and the primary support for the Corporation's growth. During the first nine months of 1997, total deposits increased $26.0 million or 8.8%. Interest bearing deposits increased by $29.7 million while non-interest bearing deposits decreased by $3.6 million. The growth in interest bearing deposits consisted of a $24.5 million increase in NOW accounts, money market accounts and savings accounts and a $5.2 million increase in CDs. The increase in the savings-type categories was primarily due to growth in the new money market account discussed earlier. This new product was successful in generating new funds although it drew funds from the Corporation's existing products. The increase in CDs was primarily due to the recent promotion mentioned earlier. The decrease in demand deposits was due in part to a reclass of certain program accounts to the NOW category, in addition to normal day-to-day fluctuations. Other interest bearing liabilities increased by $12.5 million or 51.4% primarily due to the additional FHLB borrowing obtained to match fund the investment securities discussed above. In addition to being a source for match funding opportunities, these borrowings are used to manage the balance sheet and interest rate risk.

Capital Resources and Dividends

     The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets/exceeds all regulatory requirements.

     In the first quarter of 1996, the Board of Directors approved a program to repurchase, in open market and privately negotiated transactions, up to 150,000 shares of its outstanding common stock. During the second quarter of 1997, the Corporation completed this program. The main goal of this buyback was to effectively deploy capital in an effort to increase shareholder value. Since its inception, the resulting reduction in total capital and shares outstanding, in combination with increased earnings (after absorbing the "cost" of reducing the capital base) has translated into improved ROE and EPS. Management views these performance indicators as being two of the more important factors, under the control of management, that drive shareholder value. Based on this belief and the positive results achieved through the first program, the Board of Directors, after carefully evaluating the capital level necessary to satisfy the criteria described above, approved another program to repurchase up to 140,000 shares of common stock on April 18, 1997. As of September 30, 1997 28,740 shares were repurchased under this program. Under both programs, all shares repurchased were retired rather than carried as treasury stock.

     At September 30, 1997, total shareholders' equity was $33.2 million, an increase of $1.6 million from December 31, 1996. This change consisted of an increase of $1.0 million in capital stock, surplus and undivided profits (core equity) and an increase of $597,000 in unrealized gains on AFS securities. The increase in the core equity was primarily the result of earnings retained offset by shares repurchased. The change in the unrealized gains on AFS securities was due to the lower level of market interest rates at September 30, 1997 compared to December 31, 1996 as well as increased bank stock valuations.

     During the quarter ended September 30, 1997, the Board of Directors declared a cash dividend of $.13 per share payable November 1, 1997, an increase of $.01 or 8.3% per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

As can be seen by the following tables, the Corporation and the Bank remain well capitalized as defined by the regulatory authorities.

                                        September 30,      December 31,
                                             1997          1996
Hanover Bancorp, Inc.
  Tier 1 capital to risk-adjusted assets    12.56%         12.87%
  Total capital to risk-adjusted assets     13.59%         13.87%
  Leverage ratio                             8.34%          8.79%

Bank of Hanover and Trust Company
  Tier 1 capital to risk-adjusted assets    10.79%         11.78%
  Total capital to risk-adjusted assets     11.83%         12.78%
  Leverage ratio                             7.16%          8.06%

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

Asset Quality and Allowance for Loan Losses:


The following tables illustrate the Corporation's nonperforming asset position as of September 30, 1997 compared to its position at December 31, 1996.

                                           September 30,  December 31,
                                               1997          1996
Non-accrual loans                            $  274        $   38
Accruing loans past due 90 days or more         311           166
Restructured loans                              223           242
Other real estate and other
  repossessed assets                             79            96
        Total non-performing assets          $  887        $  542


Non-accrual loans by category

Commercial, financial and agricultural       $  ---       $   ---
Real estate-construction                        ---           ---
Real estate-mortgage                            274            16
Consumer                                        ---            22
                                             $  274        $   38

Past due loans by category

Commercial, financial and agricultural       $   65        $   16
Real estate-construction                        ---           ---
Real estate-mortgage                            241            65
Consumer                                          5            85
                                             $  311        $  166

Restructured loans by category

Commercial, financial and agricultural       $  ---        $   12
Real estate-construction                        ---           ---
Real estate-mortgage                            223           230
Consumer                                        ---           ---
                                             $  223        $  242

     Nonperforming assets were .33% of total loans at September 30, 1997 compared to .21% at December 31, 1996. In addition, potential problem loans at September 30, 1997, as determined by the Corporation's internal review process, were $3.0 million in comparison to $2.8 million at December 31, 1996. Of these amounts, $493,000 and $562,000 were considered impaired under FASB 114 for September 30, 1997 and December 31, 1996, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                               Period ended     Year ended
                                               September 30,    December 31,
                                                  1997             1996
     Balance at beginning of period              $2,403           $2,220
     Recoveries on loans                            115               63
     Provision charged to operations                480              480
     Loans charged-off                             (382)            (360)
     Balance at end of period                    $2,616           $2,403

     The Corporation remains committed to making monthly provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $480,000 was made during the nine months ended September 30, 1997. The resulting allowance for loan losses at September 30, 1997 was $2.6 million in comparison to $2.4 million at December 31, 1996. This allowance approximated .97% of total loans and 295% of nonperforming assets at September 30, 1997 versus .94% and 443% at year end 1996. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity and Interest Rate Risk Management:

     Asset/liability management can be divided into two primary functions:
1) assuring adequate liquidity and, 2) maintaining an appropriate balance between rate-sensitive interest earning assets and rate-sensitive interest bearing liabilities. The goal of the Corporation's Liquidity Management Program is to meet the cash flow requirements of customers for either deposit withdrawals or loans. The Corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 78.3% at September 30, 1997, while CDs over $100,000 and other borrowed funds to total assets was 12.3%. To manage its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet.

     On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At September 30, 1997, the balance of the federal funds sold account was $8.7 million, while a total of $2.1 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $7.1 million in loan principal repayments and $336,000 in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first nine months of 1997. Also during this period, the Corporation sold $8.4 million of loans in the secondary markets.

     In addition to the liquidity provided on the asset side, the Corporation maintains borrowing agreements with several correspondent banks, the FHLB of Pittsburgh, as well as access to the Discount Window at the Federal Reserve Bank of Philadelphia. Through these relationships, the Corporation has available short-term credit of approximately $11.0 million and available longer term credit of approximately $49.0 million.


     Maintaining an appropriate balance between rate sensitive interest earning assets and interest bearing liabilities is a method of avoiding fluctuations in net interest income and profits due to changes in interest rates. An interest sensitivity mismatch or GAP results from either an excess of rate sensitive assets (positive gap) or rate sensitive liabilities (negative gap) being repriced in a given time period. A positive GAP generally indicates that rising interest rates during a particular interval will increase net interest income, while a negative GAP generally means the opposite. The Corporation strives to maintain a rate sensitivity ratio (rate sensitive assets minus rate sensitive liabilities divided by total assets) within one year of between plus and minus 10%. This ratio is deemed prudent because it allows the Corporation sufficient latitude to redeploy assets in response to a change in the level of interest rates and maintain or increase the level of net interest income.

     The following table shows the respective interest sensitivity GAPs on September 30, 1997 and December 31, 1996, for several different time intervals. This GAP analysis takes into consideration the current estimated prepayments on loans and amortizing investment securities. The Corporation had a gap within one year at September 30, 1997 of positive
$2.2 million and a rate sensitivity ratio of positive .55% in comparison to a positive gap of $2.2 million and a rate sensitivity ratio of positive
 .62% at December 31, 1996. Throughout 1997, the Corporation's gap position has become more negative with the growth of the new indexed money market account. The recent CD promotion, which targeted longer maturities, has helped to offset this increased negative sensitivity. Due to the fact that the gap position is relatively neutral, changes in the present rate environment should not materially impact the Corporation's net interest income in the short-term.

               HANOVER BANCORP CONSOLIDATED GAP ANALYSIS

                                 0-30          31-90         91-365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
September 30, 1997:

Interest Earning Assets         $60,364       $18,126        $74,526
Interest Bearing Liabilities     66,310        23,482         61,037

Rate Sensitivity GAP:
     Periodic Gap               $(5,946)      $ (5,356)       $13,489
     Cumulative Gap             $(5,946)      $(11,302)       $ 2,187

Rate Sensitivity Ratio
     Periodic Gap                 (1.50)%        (1.35)%         3.40%
     Cumulative Gap               (1.50)%        (2.84)%          .55%

December 31, 1996:

Rate Sensitivity GAP:
     Periodic Gap               $ 7,238       $  (559)       $(4,481)
     Cumulative Gap             $ 7,238       $ 6,679        $ 2,198

Rate Sensitivity Ratio
     Periodic Gap                  2.03%         (.15)%        (1.26)%
     Cumulative Gap                2.03%         1.88%           .62%


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

     In January 1997, the SEC issued new disclosure rules related to derivatives and exposures to market risk (e.g. interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk) from derivative financial instruments, other financial instruments and certain derivative commodity instruments. The new disclosure rules have two parts: quantitative and qualitative market risk disclosures outside the financial statements and accounting policy disclosures about derivatives in the notes to the financial statements. For all banks and thrifts and other companies with market capitalization in excess of $2.5 billion, the market risk disclosures are effective for financial statements for years ending after June 15, 1997. For all other affected registrants, these disclosures are effective for years ending after June 15, 1998. The expanded policy disclosures are effective for all registrants beginning with financial statements for periods ending after June 15, 1997. The Corporation at present does not utilize derivatives and thus the expanded policy disclosures are not applicable. With respect to the market risk disclosures, management is currently evaluating the new guidelines and the impact they will have on the Corporation's financial statements.

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

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The focus of this statement is to establish standards for reporting and displaying comprehensive income and its components in the financial statements. The new standard is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the provisions of this statement and the impact it may have on the Corporation's financial statements.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. It requires that segment financial information be reported on the basis that it is reported internally. FASB 131 is effective for fiscal years beginning after December 15, 1997. Since this standard addresses supplemental information disclosures, its adoption will not have a material impact on the Corporation's financial statements.

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


Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information -

       On October 17, 1997, the Board of Directors of the Registrant adopted an amendment to the Corporation's By-laws which became effective on that date. The specific By-law and the nature of the amendment is as follows:

       Article III, Section 1.c. - The number of Directors that should be elected at the Annual Shareholders Meeting shall be determined by the Board of Directors (previously determined by the Shareholders).

Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits - Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K - None

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.



Date: November 14, 1997                  /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 14, 1997                  /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)