Form 10-K
period 1997-12-31
HANOVER BANCORP INC
filed 1998-03-27
CIK 713094

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549
                    FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997

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

Hanover Bancorp Inc. Common Stock - Par Value $1.11 per share
                 (Title of class)

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998, was $65,445,135.

     The number of shares outstanding of the issuer's common stock as of February 28, 1998: Common Stock, $1.11 Par Value -- 2,944,866 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Hanover Bancorp, Inc. 1997 Annual Report to
Shareholders which is included at Exhibit 13 and the definitive Proxy Statement for the 1998 Annual Shareholders Meeting to be held April 21, 1998, are incorporated by reference into Parts II and III, respectively.

HANOVER BANCORP, INC.
FORM 10-K INDEX


PART I                                                        PAGE #

Item 1 - Business                                                3

Item 2 - Properties                                              8

Item 3 - Legal Proceedings                                       8

Item 4 - Submission of Matters to a Vote of Security Holders     9



PART II

Item 5 - Market for Registrant's Common Equity and
         Related Shareholder Matters                             9

Item 6 - Selected Financial Data                                 9

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     9

Item 7A - Quantitative and Qualitative Disclosures about
          Market Risk                                            9

Item 8 - Financial Statements and Supplementary Data             9

Item 9 - Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure                  9


PART III
Item 10 - Directors and Executive Officers of the Registrant     9

Item 11 - Executive Compensation                                 9

Item 12 - Security Ownership of Certain Beneficial
          Owners and Management                                 10

Item 13 - Certain Relationships and Related Transactions        10


PART IV
Item 14 - Exhibits, Financial Statements, Schedules
          and Reports on Form 8-K                               10

Item 15 - Signatures                                            12

PART I

ITEM 1 - BUSINESS

HANOVER BANCORP, INC.
     The registrant, Hanover Bancorp, Inc. (the "Corporation"), was incorporated under the laws of the Commonwealth of Pennsylvania on August 2, 1983. The Corporation is a one-bank holding company registered under the Bank Holding Company Act of 1956 as amended, owning all the outstanding shares of its subsidiary, Bank of Hanover and Trust Company.
     The Corporation is registered with and subject to the regulatory supervision of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (Federal Reserve Board) and the Bank is subject to regulatory supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC). The Corporation's administrative offices are located at 33 Carlisle Street, Hanover, Pennsylvania 17331 (telephone number 717-637-2201).

BANK OF HANOVER AND TRUST COMPANY
     Bank of Hanover and Trust Company (the Bank) is the Corporation's wholly- owned bank subsidiary and was first organized in 1835 under the laws of the Commonwealth of Pennsylvania. The Bank conducts its business principally through ten full service banking offices located in York and Adams Counties, Pennsylvania. At December 31, 1997, the Bank had total deposits of $330,687,000; total assets of $403,173,000; and net loans of $274,567,000.
     The Bank offers a wide variety of banking services to all segments of its service area. The Bank's lending services include commercial, financial and agricultural revolving lines of credit and term loans, construction loans, residential mortgage loans and installment and other personal loans. These lending activities involve varying degrees of credit risk. In general, commercial, financial and agricultural loans expose the Bank to the most credit risk while residential mortgage loans involve the least risk. In order to keep this risk at an acceptable overall level, the Bank strives to maintain a diversified loan portfolio. The specific underwriting standards such as loan to value ratios and collateral requirements are defined within a formal written lending policy and vary from category to category. The Bank's deposit services include commercial and personal checking accounts, savings and time accounts, certificates of deposit, and safety deposit services. The Bank is also a member of the MAC system and offers 24-hour automated teller machine service at all of its offices, as well as ten remote service locations in Hanover, York, Dover, East Berlin and Carlisle.
     Individual trust services offered by the Bank include the administration of estates, trust and agency accounts. Corporate trust services include acting as trustee for employee benefit plans.
     The Bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Bank or the Corporation.

COMPETITION
     Commercial banking in Pennsylvania is highly competitive. In addition to competition with banks of similar size, the Bank competes directly in its market area with larger banking and other financial service organizations which have substantially greater resources and serve broader geographic markets.
     Competing within the Bank's market area, defined as York and Adams Counties, are 175 offices of area financial institutions, including commercial banks, savings and loan institutions and savings banks. As determined through the FDIC's website (http://www.fdic.gov), combined total deposits of these financial institutions were $5,437,360,000 as of June 30, 1997.

STAFF
     The total number of full-time equivalent persons employed by the Bank as of December 31, 1997, was 201.68. Most employees are provided with group life, health and major medical insurance and are eligible for the Bank's defined contribution 401(k) Plan. Management considers employee relations to be very good.

SUPERVISION AND REGULATION
     The Corporation, as a "bank holding company" under the Federal
Bank Holding Company Act (the "Act"), is regulated and examined by the Federal Reserve Board. The Act restricts the business activities and acquisitions that may be engaged in, or made by the Corporation. As a "bank holding company" for purposes of Pennsylvania state banking law, the Corporation is regulated and supervised by the Pennsylvania Department of Banking.
     Other Federal and Pennsylvania laws regulate, restrict and sometimes prohibit certain activities of, or transactions between, a corporation's banking subsidiaries and a corporation itself and its other subsidiaries. These laws include limitations on the loans by a bank's subsidiaries to affiliated companies and on the amount of dividends that may be declared by a bank's subsidiaries (see Note 13 to the Consolidated Financial Statements).
     The Bank is a member of the FDIC. Accordingly, its operations are subject to regulation and examination by the State of Pennsylvania and the FDIC and the Bank's deposits are insured by the FDIC to the extent provided by law.

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

EFFECTS OF INFLATION
     The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. An important effect of this can be the reduction of the proportion of earnings paid out in cash dividends.
Another significant effect of inflation is on other expenses, which tend to rise more rapidly during periods of general inflation. Finally, the most important impact is the influence that inflation expectations have on the level and volatility of market interest rates.

STATISTICAL DATA

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

     The information required by this item is set forth within "Management's Discussion and Analysis" (pages 21 through 34 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


II. Investment Portfolio

     The following table sets forth the book value of investments at the dates indicated (In Thousands):
                                         December 31,
                                   1997     1996      1995
U.S. Treasury and other U.S.
     Government agencies
     and corporations            $70,032   $49,881   $53,212
State and political
     subdivisions                 21,753    22,069    32,147
Other                              3,353     3,246     4,218
     TOTAL                       $95,138   $75,196   $89,577

     The following table sets forth the maturities of investment securities at December 31, 1997 (In Thousands Except Rates):
                                                             Maturing

                                                 After One But       After Five But
                                 Within             Within              Within                After
                               One Year           Five Years          Ten Years           Ten Years
                            Amount    Rate      Amount    Rate     Amount     Rate     Amount     Rate
U.S. Treasury
     and other
     U.S. Government
     agencies and
     corporations           $3,131    5.83%    $18,958    6.17%    $10,695    6.74%    $37,248    6.99%
State and political
     subdivisions              800    9.20%      1,797    8.66%      2,128    7.82%     17,028    9.03%
Other                          ---     ---         ---     ---         ---     ---       3,353    4.65%
     TOTAL                  $3,931    6.52%    $20,755    6.39%    $12,823    6.92%    $57,629    7.46%

Weighted average yields on tax-exempt obligations have been computed on a fully taxable-equivalent  basis assuming a tax rate of  34%.

     Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 21 through 34 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

III. Loan Portfolio

     The following table shows the Corporation's loan distribution by type at the end of the last five years
(In Thousands):
                                                                   December 31,
                                               1997        1996        1995        1994        1993
Commercial, financial and agricultural      $ 35,254    $ 31,991    $ 26,062    $ 25,587    $ 31,655
Real estate-construction                       5,666       3,775       5,384       2,942       2,365
Real estate-commercial mortgage               34,216      29,563      25,739      21,090      17,099
Real estate-residential mortgage             135,217     119,383      95,227      86,843      75,109
Consumer                                      67,122      69,861      61,457      55,934      47,308
     TOTAL                                  $277,475    $254,573    $213,869    $192,396    $173,536

     The following table shows the amounts of loans outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to the sensitivity of changes in interest rates (In Thousands):
                                                             Maturing

                                                          After
                                                         One But
                                              Within     Within      After
                                              One Yr     Five Yrs   Five Yrs      Total
Commercial, financial and agricultural       $12,928     $14,254    $  8,072    $ 35,254
Real estate-construction                       3,792         ---       1,874       5,666
Real estate-commercial mortgage                2,703       1,840      29,673      34,216
Real estate-residential mortgage               6,064      15,066     114,087     135,217
Consumer                                       4,379      60,135       2,608      67,122
          TOTAL                              $29,866     $91,295    $156,314    $277,475

Loans maturing after one year with:
    Fixed interest rates                                 $86,031    $108,498
    Variable interest rates                                5,264      47,816
          TOTAL                                          $91,295    $156,314

     Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 21 through 34 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

IV. Summary of Loan Loss Experience

     The following table shows the allocation of the loan loss allowance at the dates indicated (In Thousands, Except Ratios):
                                                            Year-Ended December 31,
                            1997                 1996                  1995                  1994               1993
                                 Percent              Percent              Percent               Percent             Percent
                                Of Loans             Of Loans              Of Loans              Of Loans            Of Loans
                                In Each               In Each              In Each               In Each             In Each
                               Category              Category              Category              Category           Category
                                   To                    To                   To                    To                  To
                    Allowance    Total    Allowance    Total    Allowance   Total    Allowance    Total   Allowance   Total
                      Amount     Loans      Amount     Loans      Amount    Loans      Amount     Loans    Amount     Loans
Commercial,
  financial,
  agricultural
  and real estate-
  commercial
  mortgage           $  888      25.1%     $  668      24.2%     $  387      24.2%      $1,139     24.3%   $1,475     28.1%
Real estate-
  construction           24       2.0%         16       1.5%         17       2.5%           6      1.5%        6      1.4%
Real estate-
  residential
  mortgage              473      48.7%        393      46.9%        296      44.5%         261     45.1%      213     43.3%
Consumer                605      24.2%        631      27.4%        537      28.8%         483     29.1%      402     27.2%
Unallocated             918       ---         695       ---         983       ---          609      ---       158      ---
  TOTAL              $2,908     100.0%     $2,403     100.0%     $2,220     100.0%      $2,498    100.0%   $2,254    100.0%


     Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 21 through 34 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

V. DEPOSITS

     The average daily amount and rate of deposits (all domestic) is summarized for the periods indicated in the following table
(In Thousands, Except Rates):
                                       Year-Ended December 31,
                               1997           1996              1995
                         Amount   Rate    Amount   Rate    Amount   Rate
Non-interest bearing
 demand deposits       $ 27,994         $ 26,892         $ 24,502
Interest bearing
 demand deposits         29,062   1.33%   27,726   1.50%   25,686   1.94%
Savings deposits         22,346   2.04%   25,943   2.10%   28,378   2.55%
Money market deposits    70,577   3.37%   53,845   2.80%   51,455   2.91%
Time deposits           163,107   5.59%  154,489   5.55%  134,436   5.47%
  TOTAL                $313,086         $288,895         $264,457

     The following table presents a maturity distribution of time certificates of deposits over $100,000 (In Thousands):
                            December 31,
                            1997    1996
MATURING IN
  3 months or less       $ 4,023  $10,510
  4-6 months               1,246    1,329
  7-12 months              2,659    2,194
  Over 12 months           5,393    4,274
    TOTAL                $13,321  $18,307

     The following table presents the annual maturities of time deposits at December 31, 1997 (In Thousands):

                                     Annual
                                   Maturities
 1998                               $ 94,093
 1999                                 36,589
 2000                                 19,414
 2001                                  6,859
 2002                                  1,249
 2003 and thereafter                   7,620
                                    $165,824


VI. RETURN ON EQUITY AND ASSETS

     The information required by this item is set forth within "Selected Consolidated Financial Data" (page 20 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at
Exhibit 13, and is incorporated herein by reference.

VII. SHORT-TERM BORROWINGS

     The information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 42 through 54 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference

ITEM 2 - PROPERTIES

     The Corporation's headquarters is located in its Administration
Center at 33 Carlisle Street, Hanover, Pennsylvania 17331. In addition to the Administration Center, the Bank owns the following unencumbered banking offices:

MAIN OFFICE                 TELESERVICES CENTER
25 Carlisle Street          951 York Street
Hanover, York County        Hanover, York County
Pennsylvania   17331        Pennsylvania   17331

BALTIMORE STREET            EISENHOWER DRIVE
OFFICE                      OFFICE
1416 Baltimore Street       453 Eisenhower Drive
Hanover, York County        Hanover, York County
Pennsylvania   17331        Pennsylvania   17331

NEW OXFORD                  WEST MANCHESTER
OFFICE                      OFFICE (Building)
318 Lincolnway East         1511 Kenneth Road
New Oxford, Adams County    York, York County
Pennsylvania   17350        Pennsylvania   17404

OPERATIONS CENTER
1040 High Street
Hanover, York County
Pennsylvania   17331


     The Bank also owns the following unencumbered property: Vacant 2-acre tract of land located at the intersection of Pennsylvania Route 74 and Wellsville Road in the Borough of Wellsville, York County, Pennsylvania which was for possible branch development.


     The Bank leases the following properties:

CARLISLE STREET OFFICE      ROSSVILLE OFFICE
880 Carlisle Street         3405 Rosstown Road
Hanover, York County        Wellsville, York County
Pennsylvania   17331        Pennsylvania   17365
DOWNTOWN GETTYSBURG         LITTLESTOWN
OFFICE                      OFFICE
6 York Street               400 West King Street
Gettysburg, Adams County    Littlestown, Adams County
Pennsylvania   17325        Pennsylvania   17340

GETTYSBURG EAST             WEST MANCHESTER
OFFICE                      OFFICE (Land)
1275 York Road              1511 Kenneth Road
Gettysburg, Adams County    York, York County
Pennsylvania   17325        Pennsylvania   17404

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The information required by this item is set forth within the Registrant's 1997 Annual Report to Shareholders (pages 35 through
36 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is set forth within the Registrant's 1997 Annual Report to Shareholders (page 20 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information required by this item is set forth within the Registrant's 1997 Annual Report to Shareholders (pages 21 through
34 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth within "Management's Discussion and Analysis" (pages 21 through 34 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.





ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth within the Registrant's 1997 Annual Report to Shareholders (pages 37 through
54 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth on pages 4 through 6 and pages 12 through 14 of the Registrant's definitive Proxy Statement for the 1998 Annual Shareholders Meeting, which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is set forth on pages 6 through 12 of the Registrant's definitive Proxy Statement for the 1998 Annual Shareholders Meeting, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth on pages 2 through 3 and pages 12 through 13 of the Registrant's definitive Proxy Statement for the 1998 Annual Shareholders Meeting, which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth on page 14 of the Registrant's definitive Proxy Statement for the 1998 Annual Shareholders Meeting, which is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.  Financial Statements

       The following financial statements are included by reference in Part II, Item 8 hereof:

       Report of Independent Auditors
       Consolidated Balance Sheets
       Consolidated Statements of Income
       Consolidated Statements of Shareholders' Equity
       Consolidated Statements of Cash Flows
       Notes to the Consolidated Financial Statements



      2.  Financial Statement Schedules

          This item is omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

      3. The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

          3(i)  a.   Articles of Incorporation previously
                     filed as Exhibit 3a to the Corporation's 1991 Form 10-K filed March 27, 1992, are hereby incorporated by reference.

                b. Amendments to Article 4 of the Articles of Incorporation previously filed as Exhibit 3a to the Corporation's 1993 Form 10-K filed March 11, 1994, are hereby incorporated by reference.

                c. Amendment to Article 5.A. of the Articles of Incorporation previously filed as Exhibit 3c to the Corporation's 1994 Form 10-K filed March 20, 1995, are hereby incorporated by reference.

         3(ii)  a.   The By-laws of the Corporation
                     previously filed as Exhibit 3b to the Corporation's 1991
                     Form 10-K filed March 27, 1992, are hereby incorporated by reference.

                b.  Amendments to Article II, Section 1.a and
                    Article III, Section 4 of the Corporation's By-laws are hereby incorporated by reference from the Registrant's Form 10-K filed on March 21 1997.

                c.  Amendment to Article III Section 1.c of the
                    Corporation's By-laws are hereby incorporated by reference from the Registrant's Form 10-Q filed on November 14, 1997.

          10.1  Hanover Bancorp, Inc. Omnibus Stock Plan
                (incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 33-73470, filed with the commission on 12/27/93).

          10.2  Severence Agreement with  Chief Executive Officer.

          11 Statement re: computation of per share earnings (The information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 42 through 54 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference).

          13    Excerpts from the 1997 Annual Report to Shareholders.

          21    Subsidiaries of the Registrant

          23    Consent of independent auditors.

          27    Financial Data Schedule.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

(c) The exhibits required by this item are listed under item 14(a)3 above.

(d)   Not applicable.

ITEM 15 - SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.


Hanover Bancorp, Inc. (Registrant)


BY:  /s/ J. Bradley Scovill
   J. Bradley Scovill
   President and Chief Executive Officer
   (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on March 20, 1998.


/s/ Michael D. Bross
Michael D. Bross
Director

/s/ Thomas M. Bross, Jr.
Thomas M. Bross, Jr.
Director,

/s/ S. Forry Eisenhart, Jr.
S. Forry Eisenhart, Jr.
Director

/s/ Bertram F. Elsner
Bertram F. Elsner
Director

/s/ J. Daniel Frock
J. Daniel Frock
Director

/s/ Gordon S. Haaland
Dr. Gordon S. Haaland
Director

/s/ John S. Hollinger, Jr.
John S. Hollinger, Jr.
Director
Vice Chairman of the Board

/s/ Terrence L. Hormel
Terrence L. Hormel
Director,
Chairman of the Board

/s/ Earl F. Noel, Jr.
Earl F. Noel, Jr.
Director

/s/ Vincent P. Pisula
Dr. Vincent P. Pisula
Director

/s/ Charles W. Test
Charles W. Test
Director

/s/ J. Bradley Scovill
J. Bradley Scovill
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Paholsky
Thomas J. Paholsky
Treasurer
(Principal Accounting and
Financial Officer)

EXHIBIT INDEX


                                                                   Page Number
                                                                    in Filing
Exhibit No.                                                      (if applicable)

3(i)  a. Articles of Incorporation previously filed as Exhibit
         3a to the Corporation's 1991 Form 10-K filed
         March 27, 1992, are hereby incorporated by reference.

      b. Amendments to Article 4 of the Articles of Incorporation previously filed as Exhibit 3a to the Corporation's 1993
         Form 10-K filed March 11, 1994, are hereby incorporated by reference.

      c. Amendment to Article 5.A. of the Articles of Incorporation previously filed as Exhibit 3c to the Corporation's 1994 Form 10-K filed March 20, 1995, are hereby incorporated by reference.

3(ii) a. The By-laws of the Corporation previously filed as
         Exhibit 3b to the Corporation's 1991 Form 10-K filed
         March 27, 1992, are hereby incorporated by reference.

      b. Amendments to Article II, Section 1.a and Article III,
         Section 4 of the Corporation's By-laws are hereby incorporated by reference from the Registrant's
         Form 10-K filed on March 21 1997.

   c.  Amendment to Article III Section 1.c of the Corporation's
       By-laws are hereby incorporated by reference from the Registrant's Form 10-Q filed on November 14,1997.

10.1 Hanover Bancorp, Inc. Omnibus Stock Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8, No. 33-73470, filed with the commission on 12/27/93).

10.2   Severence Agreement with Chief Executive Officer.               15

11     Statement re: computation of per share earnings
       (The information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 42 through 54 of filing) of the Registrant's 1997 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference).

13     Excerpts from the 1997 Annual Report to Shareholders.           19

21     Subsidiaries of the Registrant                                  55

23     Consent of independent auditors.                                56

27     Financial Data Schedule.                                        57