Form 10-Q
period 1998-03-31
HANOVER BANCORP INC
filed 1998-05-15
CIK 713094

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


   ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        March 31, 1998

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

        CLASS                            OUTSTANDING March 31, 1998
     Common Stock,                          2,949,562 shares
 par value $1.11 per share

INDEX


HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY


                                                                     Page #
Part I.    Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              March 31, 1998, and December 31, 1997 . . . . . . ..  .  3

              Consolidated Statements of Income -
              Three Months Ended March 31, 1998 and 1997  . . . . . .. 4

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1998 and 1997  . . . . . .  5

              Notes to Consolidated Financial Statements . . . . . . . 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . . . . 8


Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  17

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  17

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  17

     Item 4.  Submission of Matters to a Vote of Security Holders. .  17

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  17

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  17


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART I.  FINANCIAL INFORMATION

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Balance Sheets
                                                          (Unaudited)
                                                     March 31     December 31
                                                       1998         1997
                                                    (In thousands of dollars)
ASSETS:
  Cash and due from banks                           $  18,834    $ 15,643
  Federal funds sold                                    1,675       4,075
     Cash and cash equivalents                         20,509      19,718
  Interest bearing deposits with other banks               45          23
  Short-term investments                                  ---       1,596
  Investment securities:
    Available-for-sale                                107,097      94,814
    Held-to-maturity (market value -
      $2,144 and $2,868 respectively)                   2,115       2,827
                                                      109,212      97,641
  Loans:
    Commercial, financial, and agricultural            37,230      35,254
    Real estate-construction                            4,150       5,666
    Real estate-commercial mortgage                    38,512      34,216
    Real estate-residential mortgage                  136,101     135,217
    Consumer                                           65,260      67,122
                                                      281,253     277,475
    Less:  Allowance for loan losses                   (3,189)     (2,908)
      Net loans                                       278,064     274,567
  Premises and equipment                                7,324       7,016
  Accrued interest receivable                           2,641       2,644
  Other assets                                          3,245       3,151
      TOTAL ASSETS                                   $421,040    $406,356

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
    Non-interest bearing                             $ 32,349    $ 28,383
    Interest bearing                                  306,275     301,568
                                                      338,624     329,951
  Borrowed funds:
    Short-term                                         12,121      12,433
    Long-term                                          30,375      25,452
                                                       42,496      37,885
  Accrued interest payable                              2,705       2,334
  Other liabilities                                     1,797       1,490
  Dividends payable                                       383         382
      TOTAL LIABILITIES                               386,005     372,042

SHAREHOLDERS' EQUITY:
  Common stock, $1.11 par value; authorized,
    shares issued and outstanding: 1998-2,949,562
    shares; 1997-2,933,965 shares                       3,274       3,257
  Surplus                                              19,013      18,687
  Accumulated other comprehensive income                1,473       1,652
  Retained earnings                                    11,275      10,718
      TOTAL SHAREHOLDERS' EQUITY                       35,035      34,314
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $421,040    $406,356

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Statements of Income
                                                          (Unaudited)
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                      1998          1997
                                                 (In thousands of dollars)
INTEREST INCOME

  Interest and fees on loans                       $5,897          $5,441
  Interest on federal funds sold                       21              29
  Interest on short-term investments                    6               6
  Investment securities:
    Taxable                                         1,245             809
    Tax-exempt                                        308             322
                                                    1,553           1,131
     TOTAL INTEREST INCOME                          7,477           6,607

INTEREST EXPENSE

  Interest on deposits                              3,189           2,806
  Interest on borrowed funds                          543             326
     TOTAL INTEREST EXPENSE                         3,732           3,132
     NET INTEREST INCOME                            3,745           3,475
PROVISION FOR LOAN LOSSES                             445             150
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                              3,300           3,325

NET SECURITIES GAINS                                  348              65

OTHER INCOME

  Trust department income                             216             188
  Services charges on deposit accounts                296             238
  Other operating income                              216             166
   TOTAL OTHER INCOME                                 728             592

OTHER EXPENSE

  Salaries                                          1,382           1,247
  Pensions and other employee benefits                280             285
  Occupancy expense                                   230             232
  Equipment expense                                   272             246
  Marketing and advertising                           131             110
  FDIC Insurance                                       10               9
  Other operating expense                             789             696
   TOTAL OTHER EXPENSE                              3,094           2,825
     Income before income taxes                     1,282           1,157
INCOME TAXES                                          341             287
     NET INCOME                                    $  941          $  870

PER SHARE DATA

  Net income - basic and diluted                   $ 0.24          $ 0.22
  Cash dividends declared                          $ 0.10          $ 0.09

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                       Three Months Ended
                                                           March 31
                                                      1998         1997
                                                  (In thousands of dollars)
OPERATING ACTIVITIES:
  Net income                                         $   941      $   870
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                          445          150
      Provision for depreciation and amortization        243          219
      Securities gains                                  (348)         (65)
      Increase in net deferred tax assets                (32)        (184)
      (Increase)decrease in interest receivable            3          (95)
      Increase in interest payable                       371          271
      Increase in other assets                           (94)        (696)
      Increase in other liabilities                      200          144
      Increase in accrued taxes                          230          386
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES     1,959        1,000

INVESTING ACTIVITIES:
  Net increase in loans                               (8,484)      (5,665)
  Proceeds of loan sales                               4,542        1,515
  Proceeds from sale of
    available-for-sale investment securities             603        3,873
  Proceeds from maturities of investment securities    5,111        1,574
  Purchases of investment securities                 (17,208)      (5,661)
  Proceeds from maturities of short-term investments   1,600          ---
  Purchases of short-term investments                    (26)      (2,950)
  Purchases of premises and equipment                   (551)        (174)
                              NET CASH USED IN
                              INVESTING ACTIVITIES   (14,413)      (7,488)
FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts,
    money market accounts, and savings accounts        9,752       12,431
  Net decrease in certificates of
    deposit and other time deposits                   (1,079)      (1,864)
  Net increase in borrowed funds                       4,611        1,780
  Cash dividends paid                                   (382)        (357)
  Proceeds from issuance of common stock                 343          ---
  Repurchase and retirement of common stock              ---          (46)
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES    13,245       11,944

  INCREASE IN CASH AND CASH EQUIVALENTS                  791        5,456

Cash and cash equivalents at beginning of period      19,718       15,955
        CASH AND CASH EQUIVALENTS AT END OF PERIOD   $20,509      $21,411

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of March 31, 1998, and December 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 3,921,747 during the quarter ended March 31,1998 and 3,958,477 during the quarter ended March 31,1997. Weighted average shares and all per share data have been adjusted to give retroactive effect to the 4 for 3 stock split declared April 17, 1998 and payable June 1, 1998.

(5) The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(6) Management maintains the allowance for loan losses at a level believed adequate to absorb potential losses in the portfolio. Factors considered in evaluating the adequacy of the allowance include potential specific losses, past loan loss experience, the volume, growth and composition of the loan portfolio and the current economic conditions and trends.

(7) Effective January 1, 1998, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income". FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Corporation's net income or shareholders' equity. The statement requires unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

     During the first quarters of 1998 and 1997, comprehensive income was $762,000 and $360,000, respectively.

     The components of comprehensive income for the periods ended
     March 31, are as follows:
                                                              1998    1997
          Net income                                           $941   $870
          Adjustment to net unrealized gains on securities
            available-for-sale, net of tax effects and
            reclassification adjustment for gains included
            in net income                                      (179)  (510)
          Comprehensive Income                                 $762   $360

     Accumulated other comprehensive income consists of the net unrealized gain on securities available-for-sale, net of tax effects.

(8), Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective for fiscal years ending after December 15, 1997. This statement establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. It requires that segment financial information be reported on the basis used by management to evaluate the operating performance of its business units. FASB 131 is not required to applied to interim financial statements in the initial year of its application. As a disclosure requirement, FASB 131 will not have an impact on the Corporation's financial condition or results of operations.

                                    ********

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations:

The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the first quarter of 1998, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

All forward looking information contained in this discussion and analysis is based on management's current knowledge of factors affecting the Corporation's business. Actual results may differ due to unforeseen events such as, but not limited to, a significant downturn in the economic environment, changes in interest rates, legislative changes or additional requirements mandated by the numerous regulatory authorities. All such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.


First Quarter of 1998 Compared to First Quarter of 1997:

Net income for the three months ended March 31, 1998, increased $71,000 or 8.2% from 1997 while earnings per share (EPS) increased $.02 or 9.1% during the same period.

Net interest income on a fully taxable equivalent basis was $3.9 million for the quarter ended March 31, 1998, an increase of $279,000 or 7.6% from 1997's level of $3.7 million. This increase was due to higher earning asset levels, driven by loan and deposit growth and increased investment security activity. Net interest margin decreased 25 basis points from 4.42% in 1997 to 4.17% in 1998. This decrease was due largely to a shift in the deposit mix towards more costly sources, specifically to the indexed, variable rate money market deposit account introduced at the beginning of 1997. In addition, the margin has been impacted by increased investment security activity funded by Federal Home Loan Bank of Pittsburgh borrowings at relatively narrow spreads. Although these funding strategies have lowered the Corporation's margin, as was anticipated by management, they have boosted earning asset levels and net interest income which has positively impacted EPS and Return on Equity (ROE).

The provision for loan losses during the first quarter of 1998 increased $295,000 over the same period in 1997. This increase was primarily related to a special $250,000 provision taken to raise the allowance to a level more comparable to industry standards. The higher provision is also reflective of the growth in the loan portfolio.

Securities gains increased from $65,000 during the first three months of 1997 to $348,000 for the same period in 1998. This increase was due to higher equity gains as management continued to capitalize on the general positive movement in the bank stock market. Management views these gains as deferred investment income since the return on these investments comes primarily in the form long term market appreciation.

Other income for the three months ended March 31, 1998 increased $136,000 or 23.0% over the same period in 1997. The increase in trust department income is reflective of growth in assets under management which increased by approximately 11% from period to period. Service charges on deposit accounts increased primarily due to higher overdraft fees and higher automated teller machine(ATM) fees generated by noncustomer surcharging. Other operating income was up as a result of increased loan fees and higher income realized through mortgage loan sale activity. The increased mortgage loan sale income was largely related to higher refinancing activity.

Total other expense during the quarter ended March 31, 1998 was $269,000 or 9.5% higher than in 1997. The increases in equipment expense and other operating expense was largely related to continued technology investments. The increase in salary expense was affected by several temporary vacancies during the prior year while benefits expense was down due to lower healthcare costs. The resulting efficiency ratio (the cost to generate one dollar of revenue) for the three months ended March 31,1998 was 66.29% compared to 66.41% in 1997.

The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 26.6% for the quarter ended March 31, 1998 up from the 24.8% rate in 1996. The increase was the result of a lower proportion of tax free assets to earning assets in 1998 relative to 1997 as well as state corporate income taxes incurred at the parent company.

Trends in Sources and Uses of Funds

                                      March 31     December 31,      Change
                                        1998          1997         $       %
<Funding Sources:
   Deposits                           $338,624      $329,951   $ 8,673    2.6%
   Borrowed Funds                       42,496        37,885     4,611   12.2%
   Other liabilities                     4,885         4,206       679   16.1%
   Shareholders' equity                 35,035        34,314       721    2.1%
     TOTAL SOURCES                    $421,040      $406,356   $14,684    3.6%

Funding Uses:
   Net Loans                          $278,064      $274,567   $ 3,497    1.3%
   Investment securities               109,212        97,641    11,571   11.9%
   Federal funds sold and other
     short-term investments              1,720         5,694    (3,974) (69.8)%
   Other assets                         32,044        28,454     3,590   12.6%

     TOTAL USES                       $421,040      $406,356   $14,684    3.6%


The Corporation uses funds primarily to support its lending activities. Net loans outstanding increased by $3.5 million from December 31, 1997 to March 31, 1998. This increase was net of loans sold of $4.5 million. The growth was comprised primarily of increases in the commercial categories offset by a decrease in the consumer category. The decrease in the consumer category was due to lower dealer loan activity resulting from generally slower automobile sales. Investment securities, another major use of funds, increased $11.6 million or 11.9% through the first three months of 1998 while federal funds sold and other short-term investments decreased by $4.0 million during this period. This increase in investment securities reflects the deployment of funding resulting from deposit growth exceeding loan growth. In addition, the Corporation increased its investment portfolio, with FHLB funding, in order to boost earning asset levels and net interest income. To limit the interest rate risk exposure, most of this activity was focused on intermediate term, fixed rate mortgage backed and tax exempt municipal securities.

Deposits are the most important funding source and the primary support for the Corporation's growth. During the first three months of 1998, total deposits increased $8.7 million. This growth came primarily from the demand and money market categories. The increase in money market deposits was reflective of the continued growth of the new indexed account mentioned earlier. Borrowed funds increased primarily as a result of the additional usage of FHLB borrowings as discussed above. In addition to being a source for funding specific investments, these borrowings are used to manage the balance sheet and interest rate risk.


Capital Resources and Dividends

The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets or exceeds all regulatory requirements.
At March 31, 1998, total shareholders' equity was $35.0 million, an increase of $721,000 from December 31, 1997. This change consisted of an increase of $900,000 million in capital stock, surplus and undivided profits (core equity) and an decrease of $179,000 in unrealized gains on AFS securities. The increase in the core equity was primarily the result of earnings retained. The change in the unrealized gains on available-for-sale (AFS) securities was due to the higher level of market interest rates at March 31, 1998 compared to December 31, 1997.

                                                                    During
the quarter ended March 31, 1998, the Board of Directors declared a cash dividend of $.10 per share payable May 1, 1998, an increase of $.01 or 11.1% per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

On April 17, 1998, the Board of Directors declared a 4-for-3 stock split payable June 1, 1998 to shareholders of record May 1, 1998. The primary objective of this split was to enhance liquidity and improve marketability by increasing the number of shares outstanding, while maintaining the strong market climate for Hanover Bancorp stock. Another tool available to management for supporting the market for the Corporation's stock is the repurchase program approved April 18, 1997 by the Board of Directors. Purchasing shares through this program and the past program has benefited the Corporation in terms of improved EPS and ROE, two performance factors key to driving shareholder value. As of March 31, 1998, 111,260 shares were still available for purchase under the program.

As can be seen by the following tables, the Corporation and the Bank remain well capitalized as defined by the regulatory authorities.

                                             March 31,     December 31,
                                               1998          1997
Hanover Bancorp, Inc.
  Tier 1 capital to risk-adjusted assets      12.57%         12.47%
  Total capital to risk-adjusted assets       13.77%         13.58%
  Leverage ratio                               8.33%          8.19%

Bank of Hanover and Trust Company
  Tier 1 capital to risk-adjusted assets      10.90%         10.82%
  Total capital to risk-adjusted assets       12.11%         11.93%
  Leverage ratio                               7.21%          7.09%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created a framework for supervisory actions in an effort to reduce the risks of possible long-term losses to the deposit insurance funds. It established five levels of capital at which insured depository institutions will be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized". In 1992, the regulators adopted regulations to implement the requirements of FDICIA. Under the regulations, the required minimum capital ratios for each category of institutions are, with certain exceptions, as follows:


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

FDICIA provides for increased supervision for banks not rated in one of the highest categories under the "CAMELS" composite bank rating system. Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval.

The Bank has been deemed "well capitalized".

Asset Quality and Allowance for Loan Losses:

The following tables illustrate the Corporation's nonperforming asset position as of March 31, 1998 compared to its position at December 31, 1997.



                                             March 31,   December 31,
                                               1998          1997
Non-accrual loans                            $  388        $  331
Accruing loans past due 90 days or more         127           174
Restructured loans                              219           221
Other real estate and other
  repossessed assets                            220           236
        Total non-performing assets          $  954        $  962


Non-accrual loans by category

Commercial, financial and agricultural       $  ---       $   ---
Real estate-construction                        ---           ---
Real estate-mortgage                            379           331
Consumer                                          9           ---
                                             $  388        $  331

Past due loans by category

Commercial, financial and agricultural       $  ---        $  ---
Real estate-construction                        ---           ---
Real estate-mortgage                            126           153
Consumer                                          1            21
                                             $  127        $  174

Restructured loans by category

Commercial, financial and agricultural       $  ---        $  ---
Real estate-construction                        ---           ---
Real estate-mortgage                            219           221
Consumer                                        ---           ---
                                             $  219        $  221

Nonperforming assets were .34% of total loans at March 31, 1998 compared to
 .35% at December 31, 1997. In addition, potential problem loans at March 31, 1998, as determined by the Corporation's internal review process, were $2.7 million in comparison to $2.8 million at December 31, 1997. Of these amounts, $441,000 and $470,000 were considered impaired under FASB 114 for March 31, 1998 and December 31, 1997, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:
                                               Period ended     Year ended
                                               March 31,        December 31,
                                                  1998             1997

     Balance at beginning of period              $2,908            $2,403
     Recoveries on loans                             49               181
     Provision charged to operations                445               910
     Loans charged-off                             (213)             (586)
     Balance at end of period                    $3,189            $2,908

The Corporation remains committed to making monthly provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $445,000 was made during the three months ended March 31, 1998. As discussed, this amount included a special $250,000 provision. The resulting allowance for loan losses at March 31, 1998 was $3.2 million in comparison to $2.9 million at December 31, 1997. This allowance approximated 1.13% of total loans and 334% of nonperforming assets at March 31, 1998 versus 1.05% and 302% at year end 1997. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity

Liquidity is the ability to meet funding requirements of customers' deposit withdrawals or credit needs at a reasonable cost. The Corporation's Asset/Liability Management Committee (ALCO) has established policies and procedures to control its liquidity position and to provide for potential future needs. The Corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 77.3% at March 31, 1998, while CDs over $100,000 and other borrowed funds to total assets was 13.3%. To manage its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet.

On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At March 31, 1998, the balance of the federal funds sold account was $1.7 million, while a total of $4.5 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $7.6 million in loan principal repayments and $795,000 in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first three months of 1998. Also during this period, the Corporation sold $4.5 million of loans in the secondary markets.

The Corporation maintains borrowing agreements with several correspondent banks and the Discount Window at the Federal Reserve Bank of Philadelphia. In addition it has access to the FHLB for permanent funding needs. Through these relationships, the Corporation has available short-term credit of approximately $10.0 million and permanent funding of approximately $80.0 million.

Market Risk

In January 1997, the Securities and Exchange Commission (SEC) issued new disclosure rules related to derivatives and exposures to market risk from derivative financial instruments, other financial instruments and certain derivative commodity instruments. These rules became effective for the Corporation's December 31, 1997 financial statements. Market risk includes interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The new disclosure rules have two parts: quantitative and qualitative market risk disclosures outside the financial statements and accounting policy disclosures about derivatives in the notes to the financial statements. As further discussed within, the Corporation's primary market risk is interest rate risk from its financial assets and liabilities. Derivatives are not presently utilized and thus the expanded policy disclosures are not applicable

Interest rate risk is the exposure to fluctuations in the Corporation's current and future net interest income from movements in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period.

The primary objective of the Corporation's asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate yet is not essential to the Corporation's profitability. Thus the goal of interest rate risk management is to strike a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

The Corporation uses "gap" and simulation analysis for measuring interest rate risk. These methods allow management to regularly monitor both the direction and magnitude of the Corporation's risk exposure. The Corporation primarily uses the securities portfolio and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the term or repricing
characteristics that best meet current interest rate risk objectives.   At
present, off-balance sheet instruments are not used by the Corporation.

Gap analysis assigns each interest earning asset and interest bearing liability to a time frame reflecting its next repricing or maturity date. Incorporated into this process are the trends in prepayments on loan balances and mortgage-backed securities. The difference between total interest-sensitive assets and liabilities at each time frame represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, since more assets will reprice than liabilities. The opposite is true for a negative gap position. As can be seen in the table below, the Corporation had a cumulative gap within one year at March 31, 1998 of positive $3.3 million and a rate sensitivity ratio of positive .78%, in comparison to a positive gap of $6.3 million and a rate sensitivity ratio of positive 1.55% at December 31, 1997.

Simulation analysis prospectively evaluates the effect of upward and downward changes in interest rates on net interest income. This process is largely dependent on the underlying assumptions. Key assumptions in the model include maturity and repricing characteristics of the financial assets and liabilities, prepayments on amortizing assets, other imbedded options, nonmaturity deposit sensitivity and loan and deposit growth and pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. In addition, the

Corporation has not yet developed alternative prepayment or balance sheet growth assumptions for the various rate scenarios. Therefore the model cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income. However, the model is useful in that it helps to quantify interest rate risk and it provides a relative gauge of the Corporation's interest rate risk position.

Based on the results of the simulation model as of December 31, 1997, the Corporation would expect net interest income to decrease over the next twelve months by 3.1% assuming an immediate upward shift in market interest rates of 200 basis points, and to increase by .9% if rates shifted downward in the same manner. The more pronounced change in the upward scenario is primarily due to the Corporation's holdings of approximately $18 million of convertible FHLB borrowings These borrowings contain features which allow the FHLB to convert them from fixed rate to variable rate after a specified time period. The model assumes that in the upward scenario the FHLB would exercise these options as soon as they become available. The conversion feature of these advances cannot be reflected in the gap analysis which is a key factor explaining why the gap shows a fairly neutral position while the simulation analysis indicates a more liability sensitive position. Management does not believe this risk position has changed significantly since year-end.

            HANOVER BANCORP INC. CONSOLIDATED GAP ANALYSIS

                                 0-30          31-90         91-365
                                 DAYS           DAYS          DAYS
                                      (In thousands of dollars)
March 31, 1998:

Interest Earning Assets         $58,501        $ 18,363       $74,112
Interest Bearing Liabilities     71,703          17,665        58,343

Rate Sensitivity GAP:
     Periodic Gap              $(13,202)       $    698       $15,769
     Cumulative Gap            $(13,202)       $(12,504)      $ 3,265

Rate Sensitivity Ratio
     Periodic Gap                 (3.14)%          0.17%         3.75%
     Cumulative Gap               (3.14)%         (2.97)%         .78%

December 31, 1997:

Rate Sensitivity GAP:
     Periodic Gap               $(9,391)       $   (264)      $15,948
     Cumulative Gap             $(9,391)       $ (9,655)      $ 6,293

Rate Sensitivity Ratio
     Periodic Gap                 (2.31)%         (0.06)%        3.92%
     Cumulative Gap               (2.31)%         (2.38)%        1.55%

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

The regulation increased the Corporation's FDIC insurance premium costs slightly in 1997. This law did not have, nor is expected to have, a material impact on the Corporation's liquidity, capital resources or results of operations.

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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

       (a)     An annual meeting of shareholders was held April 21, 1998.

       (b)-(c) One matter was voted upon, as follows:

            Four directors were elected, as below:
                                                Votes      Votes
                                    Term        Cast       Cast       Votes
                                   Expires      "For"    "Against"  "Abstained"

            Re-elected

            Bertram F. Elsner        2001     2,154,539    16,649        0
            J. Daniel Frock          2001     2,154,539    16,649        0
            Gordon A Haaland, Ph.D.  2001     2,150,782    20,406        0
            John S. Hollinger, Jr.   2001     2,151,463    19,725        0



               Directors whose term continued after meeting

               Michael D. Bross           1999
               Thomas M. Bross, Jr.       1999
               Earl F. Noel, Jr.          1999
               J. Bradley Scovill         1999
               Terrence L. Hormel         2000
               Vincent P. Pisula, M.D.    2000
               Charles W. Test            2000
               S. Eisenhart, Jr.          2000

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



                                         HANOVER BANCORP, INC.



Date: May 14, 1998                      /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 14, 1998                      /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)