Form 10-Q
period 1998-06-30
HANOVER BANCORP INC
filed 1998-08-14
CIK 713094

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


      ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        June 30, 1998

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

    CLASS                            OUTSTANDING June 30, 1998
  Common Stock,                        3,935,537 shares

 par value $.83 per share

INDEX


HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                     Page #
Part I. Financial Information

       Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets -
                June 30, 1998, and December 31, 1997 . . . . . . ..  .  3

                Consolidated Statements of Income -
                Three Months Ended June 30, 1998 and 1997  . . . . . .  4

                Consolidated Statements of Income -
                Six Months Ended June 30, 1998 and 1997  . . . . . . .  5
                Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1998 and 1997  . . . . . . .  6

                Notes to Consolidated Financial Statements . . . . . .  7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . .  8


Part II.      Other Information

       Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  21

       Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  21

       Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  21

       Item 4.  Submission of Matters to a Vote of Security Holders. .  21

       Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  21
       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  21


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 22

PART I.  FINANCIAL INFORMATION

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited: in thousands of dollars, except per share data)
                                                                       June 30,         December 31,
                                                                         1998               1997
ASSETS
  Cash and due from banks                                           $    18,886       $       15,643
  Federal funds sold                                                     10,425                4,075
    Cash and cash equivalents                                            29,311               19,718
  Interest bearing deposits with other banks                                 22                   23
  Short-term investments                                                      -                1,596
  Investment securities:
    Available-for-sale                                                  111,893               94,814
    Held-to-maturity (market value - $2,058 and 2,868, respectively)      2,026                2,827
                                                                        113,919               97,641
  Loans:
    Commercial, financial and agricultural                               42,314               35,254
    Real estate-construction                                              4,781                5,666
    Real estate-commercial mortgage                                      39,790               34,216
    Real estate-residential mortgage                                    130,780              135,217
    Consumer                                                             64,896               67,122
                                                                        282,561              277,475
    Less: Allowance for loan losses                                      (3,283)              (2,908)
      Net loans                                                         279,278              274,567
  Premises and equipment                                                  7,458                7,016
  Accrued interest receivable                                             2,726                2,644
  Other assets                                                            3,010                3,151
     TOTAL ASSETS                                                   $   435,724       $      406,356

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                            $    32,837       $       28,383
    Interest bearing                                                    319,584              301,568
                                                                        352,421              329,951
  Borrowed Funds:
    Short-term                                                           12,249               12,433
    Long-term                                                            30,297               25,452
                                                                         42,546               37,885
  Accrued interest payable                                                3,115                2,334
  Other liabilities                                                       1,445                1,490
  Dividends payable                                                         394                  382
      TOTAL LIABILITIES                                                 399,921              372,042

SHAREHOLDERS' EQUITY
  Common Stock, $.83 par value; authorized, 9,000,000 shares;
    issued and outstanding: 1998-3,935,537 shares;1997-3,911,953 shares   3,266                3,257
  Surplus                                                                19,073               18,687
  Accumulated other comprehensive income                                  1,548              1,652
  Retained earnings                                                      11,916               10,718
     TOTAL SHAREHOLDERS' EQUITY                                          35,803               34,314
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   435,724       $      406,356

Book value per share                                                $      9.10       $         8.78

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except per share data)


                                                         Three months ended
                                                                June 30,
                                                        1998              1997
INTEREST INCOME

  Interest and fees on loans                        $   6,074        $    5,640
  Interest on federal funds sold                           73                98
  Interest on short-term investments                        -                59
  Investment securities:
    Taxable                                             1,311               845
    Tax-exempt                                            346               275
                                                        1,657             1,120
     TOTAL INTEREST INCOME                              7,804             6,917

INTEREST EXPENSE

  Interest on deposits                                  3,356             2,994
  Interest on borrowed funds                              577               352
     TOTAL INTEREST EXPENSE                             3,933             3,346
     NET INTEREST INCOME                                3,871             3,571
PROVISION FOR LOAN LOSSES                                 210               150
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                  3,661             3,421

NET SECURITIES GAINS                                      384               129

OTHER INCOME

  Trust department income                                 215               188
  Services charges on deposit accounts                    313               262
  Other operating income                                  286               164
   TOTAL OTHER INCOME                                     814               614

OTHER EXPENSE

  Salaries                                              1,406             1,322
  Pensions and other employee benefits                    292               291
  Occupancy expense                                       242               238
  Equipment expense                                       268               243
  Marketing and advertising                               131               145
  FDIC Insurance                                           10                 9
  Other operating expense                               1,106               666
   TOTAL OTHER EXPENSE                                  3,455             2,914
     Income before income taxes                         1,404             1,250
INCOME TAXES                                              371               328
     NET INCOME                                     $   1,033        $      922

PER SHARE DATA
  Net income - basic and diluted                    $    0.26        $     0.23
  Cash dividends declared                           $    0.10        $     0.09

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except per share data)


                                                           Six months ended
                                                                June 30,
                                                        1998              1997
INTEREST INCOME

  Interest and fees on loans                        $  11,971        $   11,081
  Interest on federal funds sold                           94               127
  Interest on short-term investments                        6                65
  Investment securities:
    Taxable                                             2,556             1,654
    Tax-exempt                                            654               597
                                                        3,210             2,251
     TOTAL INTEREST INCOME                             15,281            13,524

INTEREST EXPENSE

  Interest on deposits                                  6,545             5,800
  Interest on borrowed funds                            1,120               678
     TOTAL INTEREST EXPENSE                             7,665             6,478
     NET INTEREST INCOME                                7,616             7,046
PROVISION FOR LOAN LOSSES                                 655               300
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                  6,961             6,746

NET SECURITIES GAINS                                      732               194

OTHER INCOME

  Trust department income                                 431               376
  Services charges on deposit accounts                    609               500
  Other operating income                                  502               330
   TOTAL OTHER INCOME                                   1,542             1,206

OTHER EXPENSE

  Salaries                                              2,788             2,569
  Pensions and other employee benefits                    572               576
  Occupancy expense                                       472               470
  Equipment expense                                       540               489
  Marketing and advertising                               262               255
  FDIC Insurance                                           20                18
  Other operating expense                               1,895             1,362
   TOTAL OTHER EXPENSE                                  6,549             5,739
     Income before income taxes                         2,686             2,407
INCOME TAXES                                              712               615
     NET INCOME                                     $   1,974        $    1,792

PER SHARE DATA

  Net income - basic and diluted                    $    0.50        $     0.45
  Cash dividends declared                           $    0.20        $     0.18

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited: in thousands of dollars, except per share data)
                                                        Six months ended
                                                            June 30,
                                                         1998         1997
OPERATING ACTIVITIES:

Net income                                            $ 1,974        $ 1,792
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                             655            300
    Provision for depreciation and amortization           489            439
    Securities gains                                     (732)          (194)
    Increase in net deferred tax assets                   (32)          (184)
    Increase in interest receivable                       (82)          (100)
    Increase in interest payable                          781            398
    (Increase) decrease in other assets                   141           (611)
    Increase in other liabilities                         321             50
    Increase (decrease) in accrued taxes                 (281)            68
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                            3,234          1,958

INVESTING ACTIVITIES:

Net increase in loans                                 (18,517)       (13,187)
Proceeds of loan sales                                 13,151          4,627
Proceeds from sale of
  available-for-sale investment securities             10,322          7,336
Proceeds from maturities of investment securities       7,773          4,575
Purchases of investment securities                    (33,798)       (11,706)
Proceeds from maturities of short-term investments      1,600         13,000
Purchases of short-term investments                        (3)       (17,936)
Purchases of premises and equipment                      (931)          (478)
        NET CASH USED IN
        INVESTING ACTIVITIES                          (20,403)       (13,769)

FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
  money market accounts, and savings accounts          14,052         28,034
Net increase in certificates of
  deposit and other time deposits                       8,418            906
Net increase in borrowed funds                          4,661          2,452
Cash dividends paid                                      (765)          (713)
Cash paid in lieu of fractional shares                     (9)             -
Proceeds from issuance of common stock                    405             11
Repurchase and retirement of common stock                   -           (526)
        NET CASH PROVIDED BY
        FINANCING ACTIVITIES                           26,762         30,164

INCREASE IN CASH AND CASH EQUIVALENTS                   9,593         18,353

Cash and cash equivalents at beginning of period       19,718         15,955
  CASH AND CASH EQUIVALENTS AT END OF PERIOD          $29,311        $34,308

See notes to consolidated financial statements.

       HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

       Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of June 30, 1998, and December 31, 1997, the results of its operations for the three months and six months ended
June 30, 1998 and 1997 and cash flows for the six months ended June
30, 1998 and 1997.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's
Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 3,934,807 during the quarter ended June 30, 1998; 3,938,628 during the quarter ended June
30, 1997; 3,928,313 during the six months ended June 30, 1998; and 3,948,497 during the six months ended June 30, 1997. Weighted average shares and all per share data have been adjusted to give retroactive effect to the 4 for 3 stock split declared April 17, 1998 and paid June 1, 1998.

(5) The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

Comprehensive income and its components for the quarter and six months ended June 30, are as follows:

                                                  Quarter        Six months
                                                    Ended          Ended
                                                 1998    1997     1998    1997
Net income                                     $1,033  $  922    $1,974  $1,792
Adjustment to net unrealized gains on
  securities available-for-sale, net of
  tax effects and reclassification adjustment
  for gains included in net income                 75     470      (104)    (40)
Comprehensive Income                           $1,108  $1,392    $1,870  $1,752

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

********

       HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Results of Operations:

       The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the second quarter of 1998, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

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


Second Quarter of 1998 Compared to Second Quarter of 1997:

       Net income for the three months ended June 30, 1998, increased $111,000 or 12.0% from 1997 while earnings per share (EPS) increased $.03 or 13.0% during the same period.

       Net interest income on a fully taxable equivalent basis was $4.1 million for the quarter ended June 30, 1998, an increase of $358,000 or 9.6% from 1997's level of $3.7 million. This increase was due to higher earning asset levels, driven by loan and deposit growth and increased investment security activity. Net interest margin decreased 20 basis points from 4.31% in 1997 to 4.11% in 1998. This decrease was due largely to increased investment security activity funded by Federal Home Loan Bank of Pittsburgh borrowings at relatively narrow spreads. In addition, the margin has been impacted by a shift in the deposit mix towards more costly sources, specifically to the indexed, variable rate money market deposit account introduced at the beginning of 1997. Although these growth strategies have lowered the Corporation's margin, as was anticipated by management, they have boosted earning asset levels and net interest income which has positively impacted
EPS and Return on Equity (ROE).

       The provision for loan losses during the second quarter of 1998 increased $60,000 over the same period in 1997. This increase is reflective of the growth in the loan portfolio.

Securities gains increased from $129,000 during the three months ended June 30, 1997 to $384,000 for the same period in 1998. This increase was due to higher equity gains realized from the Corporation's bank stock portfolio, as management continued to capitalize on the general positive movement in the market. Management views these gains as deferred investment income as the return on these investments comes primarily in the form long term market appreciation.


Other income for the three months ended June 30, 1998 increased $200,000 or 32.6% over the same period in 1997. The increase in trust department income is reflective of growth in assets under management which increased by approximately 22% from period to period. Service charges on deposit accounts increased due to higher automated teller machine (ATM) related fees generated through the implementation of noncustomer surcharging and a debit card product in addition to higher overdraft fees. Other operating income was up primarily as a result of increased income realized through mortgage loan sales which was spurred by the recent surge in refinancing activity.

Total other expense during the second quarter of 1998 was $541,000 or 18.6% higher than in 1997. The increase in other operating expense was largely related to a loss of $252,000 related to the termination of the Corporation's pension plan which had been frozen in 1996. The remaining increase in other operating expense and the increase in equipment expense was primarily related to continued technology investments. The increase in salary expense was affected by several temporary vacancies during the prior year.

       The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 26.4% for the quarter ended June 30, 1998 compared to 26.2% rate in 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30 1997:

Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1998 increased $636,000 or 8.6% from the same period in 1997. This increase was due to higher earning asset levels, driven by loan and deposit growth and increased investment security activity. Net interest margin decreased 22 basis points from 4.36% in 1997 to 4.14% in 1998. As discussed, this decrease was due primarily to increased investment security activity and a shift in the deposit mix towards more costly sources.

The provision for loan losses during the first half of 1998 increased $355,000 over the same period in 1997. This increase was primarily related to a special $250,000 provision taken in the first quarter to raise the allowance to a level more comparable to industry standards. The higher provision is also reflective of the growth in the loan portfolio.

Securities gains increased $538,000 during the period ended June 30, 1998 from the same period in 1997. This increase was due to higher gains realized from the Corporation's bank stock portfolio.


Other income for the six months ended June 30, 1998 increased $336,000 or 27.9% over 1997. The increase in trust department income is reflective of growth in assets under management. Service charges on deposit accounts increased primarily due to higher ATM related fees and higher overdraft fees, as discussed above. The increase in other operating income was largely related to higher income realized through mortgage loan sale activity.

Total other expense during the first half of 1998 was $6.5 million, an increase of $810,000 or 14.1% from 1997. As discussed, the increase in other operating expense was due largely to the loss related to the pension plan termination. Continued technology investments also contributed to the increase in this category as well as to the increase in equipment expense. The increase in salary expense was affected by several temporary vacancies during the prior year while benefits expense was down due to lower healthcare costs. The resulting efficiency ratio (the cost to generate one dollar of revenue), excluding the nonrecurring pension termination loss, for the six months ended June 30, 1998 was 65.80% compared to 66.75% in 1997.

       The Corporation recognized an income tax provision which resulted in an effective tax rate of 26.5% for the period ended June 30, 1998 up from the 25.6% rate in 1997. The increase was the result of a lower proportion of tax free assets to earning assets in 1998 relative to 1997 as well as additional state corporate income taxes incurred at the parent company.

Trends in Sources and Uses of Funds

                                       June 30,   DECEMBER 31,    Change
                                         1998         1997           $       %
Funding Sources
  Deposits                          $  352,421  $     329,951  $  22,470      6.8%
  Borrowed funds                        42,546         37,885      4,661     12.3%
  Other liabilities                      4,954          4,206        748     17.8%
  Shareholders equity                   35,803         34,314      1,489      4.3%
    TOTAL SOURCES                   $  435,724  $     406,356  $  29,368      7.2%

Funding Uses
  Loans                             $  279,278  $     274,567  $   4,711      1.7%
  Investment securities                113,919         97,641     16,278     16.7%
  Federal Funds Sold and other
    short-term investments              10,447          5,694      4,753     83.5%
  Other assets                          32,080         28,454      3,626     12.7%
    TOTAL USES                      $  435,724  $     406,356  $  29,368      7.2%

Financial Condition


The Corporation uses funds primarily to support its lending activities. Net loans outstanding increased by $4.7 million or 1.7% from December 31, 1997 to June 30, 1998. This increase was net of residential mortgage loans sold of $13.2 million. The growth was comprised primarily of increases in the commercial categories offset by decreases in the consumer and residential mortgage categories. The decrease in the consumer category was due to lower dealer loan activity resulting from generally slower automobile sales. The decrease in the residential mortgage category was a result of the loan sales in addition to increased prepayment activity driven by the current low rate environment. Investment securities, another major use of funds, increased $16.3 million or 16.7% through the first half of 1998 while federal funds sold and other short-term investments increased by $4.8 million during this period. These increases reflect the deployment of funding resulting from deposit growth exceeding loan growth. In addition, the Corporation increased its investment portfolio, with FHLB funding, in order to boost earning asset levels and net interest income. To limit the interest rate risk exposure, most of this activity was focused on intermediate term, fixed rate mortgage backed and tax exempt municipal securities.

Deposits are the most important funding source and the primary support for the Corporation's growth. During the first six months of 1998, total deposits increased $22.5 million or 6.8%. This growth came primarily from the demand and money market categories and certificates of deposit over $100,000 (large CDs). The increase in money market deposits was reflective of the continued growth of the indexed account mentioned earlier. The increase in large CDs was related primarily to one temporary municipal deposit. Borrowed funds increased primarily as a result of the additional usage of FHLB borrowings as discussed above. In addition to being a source for funding specific investments, these borrowings are used to manage the balance sheet and interest rate risk.


Capital Resources and Dividends

The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets or exceeds all regulatory requirements.

At June 30, 1998, total shareholders' equity was $35.8 million, an increase of $1.5 million or 4.3% from December 31, 1997. This change consisted of an increase of $1.6 million in capital stock, surplus and undivided profits (core equity) and an decrease of $104,000 in unrealized gains on AFS securities. The increase in the core equity was primarily the result of earnings retained.

       On April 17, 1998, the Board of Directors declared a 4-for-3 stock split which was paid June 1, 1998 to shareholders of record May 1, 1998. The primary objective of this split was to enhance liquidity and improve marketability by increasing the number of shares outstanding, while maintaining the strong market climate for Hanover Bancorp stock. Another tool available to management for supporting the market for the Corporation's stock is the repurchase program approved April 18, 1997 by the Board of Directors. As of June 30, 1998, 148,347 shares were still available for purchase under the program. This program and the prior program have benefitted the Corporation in terms of improved EPS and ROE, two performance factors key to driving shareholder value.

During the quarter ended June 30, 1998, the Board of Directors declared a cash dividend of $.10 per share payable August 1, 1998, an increase of $.01 or 11.1% per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

As can be seen by the following tables, the Corporation and the Bank remain well capitalized as defined by the regulatory authorities.

                                                    June 30,    December 31,
                                                      1998          1997
Hanover Bancorp, Inc.
       Tier 1 capital to risk-adjusted assets        12.46%        12.47%
       Total capital to risk-adjusted assets         13.65%        13.58%
       Leverage ratio                                 8.15%         8.19%

Bank of Hanover and Trust Company
       Tier 1 capital to risk-adjusted assets        10.99%        10.82%
       Total capital to risk-adjusted assets         12.20%        11.93%
       Leverage ratio                                 7.15%         7.09%

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

Asset Quality and Allowance for Loan Losses:


The following tables illustrate the Corporation's nonperforming asset position as of June 30, 1998 compared to its position at December 31, 1997.



                                             June 30,   December 31,
                                               1998          1997
Non-accrual loans                            $  531        $  331
Accruing loans past due 90 days or more         378           174
Restructured loans                              177           221
Other real estate and other
  repossessed assets                             90           236
        Total non-performing assets          $1,176        $  962


Non-accrual loans by category

Commercial, financial and agricultural       $   82       $   ---
Real estate-construction                        ---           ---
Real estate-mortgage                            441           331
Consumer                                          8           ---
                                             $  531        $  331

Past due loans by category

Commercial, financial and agricultural       $   66        $  ---
Real estate-construction                        ---           ---
Real estate-mortgage                            287           153
Consumer                                         25           21
                                             $  378        $  174

Restructured loans by category

Commercial, financial and agricultural       $  ---        $  ---
Real estate-construction                        ---           ---
Real estate-mortgage                            177           221
Consumer                                        ---           ---
                                             $  177        $  221

Nonperforming assets were .42% of total loans at June 30, 1998 compared to
 .35% at December 31, 1997. In addition, potential problem loans at June 30, 1998, as determined by the Corporation's internal review process, were $2.3 million in comparison to $2.8 million at December 31, 1997. Of these amounts, $408,000 and $470,000 were considered impaired under FASB 114 for June 30, 1998 and December 31, 1997, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                          Period ended     Year ended
                                           June 30,       December 31,
                                             1998             1997
Balance at beginning of period              $2,908           $2,403
Recoveries on loans                            108              181
Provision charged to operations                655              910
Loans charged-off                             (388)            (586)
Balance at end of period                    $3,283           $2,908

The Corporation remains committed to making provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $655,000 was made during the first half of 1998. As discussed, this amount included a special $250,000 provision. The resulting allowance for loan losses at June 30, 1998 was $3.3 million in comparison to $2.9 million at December 31, 1997. This allowance approximated 1.16% of total loans and 279% of nonperforming assets at June 30, 1998 versus 1.05% and 302% at year end 1997. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity

Liquidity is the ability to meet funding requirements of customers' deposit withdrawals or credit needs at a reasonable cost. The Corporation's Asset/Liability Management Committee (ALCO) has established policies and procedures to control its liquidity position and to provide for potential future needs. The Corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 76.1% at June 30, 1998, while CDs over $100,000 and other borrowed funds to total assets was 14.5%. To manage its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet.

On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At June 30, 1998, the balance of the federal funds sold account was $10.4 million, while a total of $5.4 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $8.6 million in loan principal repayments and $790,000 in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first six months of 1998. Also during this period, the Corporation sold $13.2 million of loans in the secondary markets.

The Corporation maintains borrowing agreements with several correspondent banks and the Discount Window at the Federal Reserve Bank of Philadelphia. In addition it has access to the FHLB for permanent funding needs. Through these relationships, the Corporation has available short-term credit of approximately $10.0 million and permanent funding of approximately $90.0 million.

HANOVER BANCORP INC. CONSOLIDATED GAP ANALYSIS

                                   0-30       31-90        91-365
                                  DAYS         DAYS         DAYS
                                  (In thousands of dollars)
June 30,1998

Interest Earning Assets         $ 75,069     $ 20,518    $ 74,004
Interest Bearing Liabilities    $ 81,827     $ 20,060    $ 53,937

Rate Sensitivity GAP:
  Periodic Gap                  $ (6,758)    $    458    $ 20,067
  Cumulative Gap                $ (6,758)    $ (6,300)   $ 13,767

Rate Sensitivity Ratio
  Periodic Gap                    (1.55%)        0.11%       4.61%
  Cumulative Gap                  (1.55%)       (1.45%)      3.16%

December 31, 1997:

Rate Sensitivity GAP:
  Periodic Gap                  $ (9,391)    $   (264)   $ 15,948
  Cumulative Gap                $ (9,391)    $ (9,655)   $  6,293

Rate Sensitivity Ratio
  Periodic Gap                     (2.31%)     (0.06%)      3.92%
  Cumulative Gap                   (2.31%)     (2.38%)      1.55%

Market Risk

In January 1997, the Securities and Exchange Commission (SEC) issued new disclosure rules related to derivatives and exposures to market risk from derivative financial instruments, other financial instruments and certain derivative commodity instruments. These rules became effective for the Corporation's December 31, 1997 financial statements. Market risk includes interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The new disclosure rules have two parts: quantitative and qualitative market risk disclosures outside the financial statements and accounting policy disclosures about derivatives in the notes to the financial statements. As further discussed within, the Corporation's primary market risk is interest rate risk from its financial assets and liabilities. Derivatives are not presently utilized and thus the expanded policy disclosures are not applicable.

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

Gap analysis assigns each interest earning asset and interest bearing liability to a time frame reflecting its next repricing or maturity date. Incorporated into this process are the trends in prepayments on loan balances and mortgage-backed securities. The difference between total interest-sensitive assets and liabilities at each time frame represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, since more assets will reprice than liabilities. The opposite is true for a negative gap position. As can be seen in the accompanying table, the Corporation had a cumulative gap within one year at June 30, 1998 of positive $13.8 million and a rate sensitivity ratio of positive 3.16%, in comparison to a positive gap of $6.3 million and a rate sensitivity ratio of positive 1.55% at December 31, 1997.

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

Based on the results of the simulation model as of December 31, 1997, the Corporation would expect net interest income to decrease over the next twelve months by 3.1% assuming an immediate upward shift in market interest rates of 200 basis points, and to increase by .9% if rates shifted downward in the same manner. The more pronounced change in the upward scenario is primarily due to the Corporation's holdings of convertible
FHLB borrowings These borrowings contain features which allow the FHLB to convert them from fixed rate to variable rate after a specified time period. The model assumes that in the upward scenario the FHLB would exercise these options as soon as they become available. The conversion feature of these advances cannot be reflected in the gap analysis which is a key factor explaining why the gap shows a fairly neutral position while the simulation analysis indicates a more liability sensitive position. Management does not believe this risk position has changed significantly since year-end.

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

During the first quarter of 1998 the Pennsylvania State Department of Banking completed a routine examination of the Bank including an assessment of asset quality. During 1997 the FDIC completed a similar examination of the Bank.

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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    3(i). Amended and Restated Articles of Incorporation of the Registrant 3(ii). Amended and Restated Bylaws of the Registrant
    27.    Financial Data Schedule

(b)     Reports on Form 8-K - None

        SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.



Date: August 13, 1998                    /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 13, 1998                   /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)