Form 10-Q
period 1998-09-30
HANOVER BANCORP INC
filed 1998-11-13
CIK 713094

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


      ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        September 30, 1998

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

       CLASS                            OUTSTANDING September 30, 1998
    Common Stock,                              3,939,282 shares
 par value $.83 per share

INDEX


HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                     Page #
Part I. Financial Information

       Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets -
                September 30, 1998, and December 31, 1997 . . . . . . . 3

                Consolidated Statements of Income -
                Three Months Ended September 30, 1998 and 1997  . . . . 4

                Consolidated Statements of Income -
                Nine Months Ended September 30, 1998 and 1997  . . . .  5

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1998 and 1997  . . . .  6

                Notes to Consolidated Financial Statements . . . . . .  7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . .  9


Part II.      Other Information

       Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 23

       Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . 23

       Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . 23

       Item 4.  Submission of Matters to a Vote of Security Holders. . 23

       Item 5.  Other Information. . . . . . . . . . . . . . . . . . . 23

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 23


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

PART I.  FINANCIAL INFORMATION

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited: in thousands of dollars, except per share data)

                                                                    September 30,     December 31,
                                                                       1998              1997
ASSETS
  Cash and due from banks                                         $    18,244       $    15,643
  Federal funds sold                                                   10,964             4,075
    Cash and cash equivalents                                          29,208            19,718
  Interest bearing deposits with other banks                               17                23
  Short-term investments                                                    -             1,596
  Investment securities:
    Available-for-sale                                                118,146            94,814
    Held-to-maturity (market value -
      $2,056 and 2,868, respectively)                                   2,014             2,827
                                                                      120,160            97,641
  Loans:
    Commercial, financial and agricultural                             42,771            35,254
    Real estate-construction                                            4,633             5,666
    Real estate-commercial mortgage                                    43,843            34,216
    Real estate-residential mortgage                                  127,838           135,217
    Consumer                                                           64,939            67,122
                                                                      284,024           277,475
  Less: Allowance for loan losses                                      (3,371)           (2,908)
    Net loans                                                         280,653           274,567
  Premises and equipment                                                7,293             7,016
  Accrued interest receivable                                           2,778             2,644
  Other assets                                                          2,966             3,151
     TOTAL ASSETS                                                 $   443,075       $   406,356

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                          $    33,489       $    28,383
    Interest bearing                                                  326,342           301,568
                                                                      359,831           329,951
  Borrowed Funds:
    Short-term                                                         13,289            12,433
    Long-term                                                          29,217            25,452
                                                                       42,506            37,885
  Accrued interest payable                                              2,983             2,334
  Other liabilities                                                     1,100             1,490
  Dividends payable                                                       433               382
      TOTAL LIABILITIES                                               406,853           372,042

SHAREHOLDERS' EQUITY
  Common Stock, $.83 par value; authorized, 9,000,000 shares;
    issued and outstanding: 1998-3,939,282 shares;
    1997-3,911,953 shares                                               3,270             3,257
  Surplus                                                              19,125            18,687
  Accumulated other comprehensive income                                1,255             1,652
  Retained earnings                                                    12,572            10,718
     TOTAL SHAREHOLDERS' EQUITY                                        36,222            34,314
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   443,075       $   406,356

Book value per share                                              $      9.20       $      8.78

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except per share data)



                                                           Three months ended
                                                              September 30,
                                                        1998              1997
INTEREST INCOME

  Interest and fees on loans                        $   6,077         $   5,764
  Interest on federal funds sold                          164               182
  Interest on short-term investments                        -                47
  Interest on investment securities:
    Taxable                                             1,376               957
    Tax-exempt                                            359               297
                                                        1,735             1,254
     TOTAL INTEREST INCOME                              7,976             7,247

INTEREST EXPENSE

  Interest on deposits                                  3,522             3,217
  Interest on borrowed funds                              591               402
     TOTAL INTEREST EXPENSE                             4,113             3,619
     NET INTEREST INCOME                                3,863             3,628
PROVISION FOR LOAN LOSSES                                 210               180
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                  3,653             3,448

NET SECURITIES GAINS                                      142                89

OTHER INCOME

  Trust department income                                 228               178
  Services charges on deposit accounts                    319               291
  Other operating income                                  260               205
   TOTAL OTHER INCOME                                     807               674

OTHER EXPENSE

  Salaries                                              1,437             1,314
  Pensions and other employee benefits                    251               229
  Occupancy expense                                       232               236
  Equipment expense                                       272               257
  Marketing and advertising                               104               128
  FDIC Insurance                                           10                10
  Other operating expense                                 828               721
   TOTAL OTHER EXPENSE                                  3,134             2,895
     Income before income taxes                         1,468             1,316
INCOME TAXES                                              379               344
     NET INCOME                                     $   1,089         $     972

PER SHARE DATA

  Net income - basic and diluted                    $    0.28         $    0.25
  Cash dividends declared                           $    0.11         $    0.10

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: in thousands of dollars, except per share data)



                                                          Nine months ended
                                                            September 30,
                                                        1998              1997
INTEREST INCOME

  Interest and fees on loans                        $  18,048         $  16,845
  Interest on federal funds sold                          258               309
  Interest on short-term investments                        6               112
  Interest on investment securities:
    Taxable                                             3,932             2,611
    Tax-exempt                                          1,013               894
                                                        4,945             3,505
     TOTAL INTEREST INCOME                             23,257            20,771

INTEREST EXPENSE

  Interest on deposits                                 10,067             9,017
  Interest on borrowed funds                            1,711             1,080
     TOTAL INTEREST EXPENSE                            11,778            10,097
     NET INTEREST INCOME                               11,479            10,674
PROVISION FOR LOAN LOSSES                                 865               480
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                 10,614            10,194

NET SECURITIES GAINS                                      874               283

OTHER INCOME

  Trust department income                                 659               554
  Services charges on deposit accounts                    928               791
  Other operating income                                  762               535
   TOTAL OTHER INCOME                                   2,349             1,880

OTHER EXPENSE

  Salaries                                              4,225             3,883
  Pensions and other employee benefits                    823               805
  Occupancy expense                                       704               706
  Equipment expense                                       812               746
  Marketing and advertising                               366               383
  FDIC Insurance                                           30                28
  Other operating expense                               2,723             2,083
   TOTAL OTHER EXPENSE                                  9,683             8,634
     Income before income taxes                         4,154             3,723
INCOME TAXES                                            1,091               959
     NET INCOME                                     $   3,063         $   2,764

PER SHARE DATA

  Net income - basic and diluted                    $    0.78         $    0.70
  Cash dividends declared                           $    0.31         $    0.28

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited: in thousands of dollars, except per share data)

                                                                     Nine months ended
                                                                      September 30,
                                                                  1998         1997
OPERATING ACTIVITIES:

Net income                                                        $   3,063    $   2,764
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                           865          480
    Provision for depreciation and amortization                         743          664
    Securities gains                                                   (874)        (283)
    Increase in net deferred tax assets                                 (32)        (184)
    Increase in interest receivable                                    (134)        (224)
    Increase in interest payable                                        649          665
    (Increase) decrease in other assets                                 185         (649)
    Increase in other liabilities                                       179           14
    Increase (decrease) in accrued taxes                               (332)         162
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES                    4,312        3,409

INVESTING ACTIVITIES:

Net increase in loans                                               (26,609)     (22,490)
Proceeds of loan sales                                               19,658        8,442
Proceeds from sale of
  available-for-sale investment securities                           10,617        7,566
Proceeds from maturities of investment securities                    11,667        5,945
Purchases of investment securities                                  (44,531)     (32,013)
Proceeds from maturities of short-term investments                    1,602       25,000
Purchases of short-term investments                                       -      (24,966)
Purchases of premises and equipment                                  (1,020)        (601)
                              NET CASH USED IN
                              INVESTING ACTIVITIES                  (28,616)     (33,117)

FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
  money market accounts, and savings accounts                        17,836       20,865
Net increase in certificates of
  deposit and other time deposits                                    12,044        5,163
Net increase in borrowed funds                                        4,621       12,501
Cash dividends paid                                                  (1,160)      (1,066)
Cash paid in lieu of fractional shares                                   (8)           -
Proceeds from issuance of common stock                                  461           22
Repurchase and retirement of common stock                                 -         (647)
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES                   33,794       36,838

INCREASE IN CASH AND CASH EQUIVALENTS                                 9,490        7,130

Cash and cash equivalents at beginning of period                     19,718       15,955
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  29,208   $   23,085

See notes to consolidated financial statements.

                                     6

       HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

       Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of September 30, 1998, and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's
Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Net income and cash dividends per share are based on the weighted average number of shares outstanding which were 3,937,258 during the quarter ended September 30, 1998; 3,914,055 during the quarter ended September 30, 1997; 3,931,327 during the nine months ended September
30, 1998; and 3,936,891 during the nine months ended September 30, 1997. Weighted average shares and all per share data have been adjusted to give retroactive effect to the 4 for 3 stock split declared April
17, 1998 and paid June 1, 1998.

(5) The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(6) Management maintains the allowance for loan losses at a level believed adequate to absorb potential losses in the portfolio. Factors considered in evaluating the adequacy of the allowance include potential specific losses, past loan loss experience, the volume, growth and composition of the loan portfolio and the current economic conditions and trends.

(7) Effective January 1, 1998, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive
Income". FASB 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Corporation's net income or shareholders' equity. The statement requires unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FASB 130.

Comprehensive income and its components for the three and nine months ended September 30, are as follows:

                                           Three months    Nine months
                                              Ended           Ended
                                           1998    1997     1998    1997

Net income                              $1,089  $  972   $3,063  $2,764
Adjustment to net unrealized gains on
  securities available-for-sale, net of
  tax effects and reclassification
  adjustment for gains included in
  net income                              (293)    637     (397)    597
Comprehensive Income                    $  796  $1,609   $2,666  $3,361

Accumulated other comprehensive income consists of the net unrealized gain on securities available-for-sale, net of tax effects.

(8) Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective for fiscal years ending after December 15, 1997. This statement establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. It requires that segment financial information be reported on the basis used by management to evaluate the operating performance of its business units. FASB 131 is not required to be applied to interim financial statements in the initial year of its application. As a disclosure requirement, FASB 131 will not have an impact on the Corporation's financial condition or results of operations.

(9) In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because the Corporation does not currently use derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on its earnings or financial position.

***********

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations:

The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the third quarter of 1998, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

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


Third Quarter of 1998 Compared to Third Quarter of 1997:

Net income for the three months ended September 30, 1998, increased $117,000 or 12.0% from 1997 while earnings per share (EPS) increased $.03 or 12.0% during the same period.

Net interest income on a fully taxable equivalent basis was $4.1 million for the quarter ended September 30, 1998, an increase of $287,000 or 7.6% from 1997's level of $3.8 million. This increase was due to higher earning asset levels, driven by loan and deposit growth and increased investment security activity. Net interest margin decreased 22 basis points from 4.15% in 1997 to 3.93% in 1998. The Corporation has generated growth through the promotion of a more costly indexed, variable rate money market deposit account and through additional Federal Home Loan Bank of Pittsburgh borrowings. Much of these funds have been deployed in investment securities at relatively narrow spreads. Although these growth strategies have lowered the Corporation's margin, as was anticipated by management, they have boosted earning asset levels and net interest income which has positively impacted EPS and Return on Equity (ROE).

The provision for loan losses during the third quarter of 1998 increased $30,000 over the same period in 1997. This increase is reflective of the growth in the loan portfolio, the increased levels of net charge-offs, and the change in the composition of the loan portfolio.

Securities gains increased from $89,000 during the three months ended September 30, 1997 to $142,000 for the same period in 1998. This increase was due to higher equity gains realized from the Corporation's bank stock portfolio.

Other income for the three months ended September 30, 1998 increased $133,000 or 19.7% over the same period in 1997. The increase in trust department income is reflective of growth in assets under management which increased by approximately 22% from period to period. Service charges on deposit accounts increased due to higher automated teller machine (ATM) related fees generated through the implementation of noncustomer surcharging and a debit card product in addition to higher overdraft fees. Other operating income was up primarily as a result of increased income realized through mortgage loan sales which has been spurred by the recent surge in refinancing activity.

Total other expense during the third quarter of 1998 was $239,000 or 8.3% higher than in 1997. The increase in other operating expense and equipment expense was primarily related to continued technology investments. The increase in salary expense was affected by several temporary vacancies during the prior year.

The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 25.8% for the quarter ended September 30, 1998 compared to 26.1% rate in 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30 1997:

Net income for the nine months ended September 30, 1998, increased $299,000 or 10.8% from the same period in 1997. EPS increased $.08 or 11.4% from 1997 to 1998 while ROE excluding the FASB 115 component (core equity) increased 32 basis points to 11.96% in 1998 from 11.64% in 1997.

Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1998 increased $923,000 or 8.2% from the same period in 1997. This increase was due to higher earning asset levels, driven by loan and deposit growth and increased investment security activity. Net interest margin decreased 22 basis points from 4.29% in 1997 to 4.07% in 1998. This decrease was due primarily to the Corporation's balance sheet growth strategies discussed earlier.

The provision for loan losses during the period ended September 30, 1998 increased $385,000 over the same period in 1997. This increase was primarily related to a special $250,000 provision taken in the first quarter to raise the allowance to a level more comparable to industry standards. The higher provision is also reflective of the growth in the loan portfolio and an increased level of net charge-offs.
Securities gains increased $591,000 during the nine months ended September 30, 1998 from the same period in 1997. This increase was due to higher gains realized from the Corporation's bank stock portfolio. Management views these gains as deferred investment income as the return on these investments comes primarily in the form long term market appreciation.

Other income for the nine months ended September 30, 1998 increased $469,000 or 24.9% over 1997. The increase in trust department income is reflective of growth in assets under management. Service charges on deposit accounts increased primarily due to higher ATM related fees and higher overdraft fees, as discussed above. The increase in other operating income was largely related to higher income realized through mortgage loan sale activity.

Total other expense during the period ended September 30, 1998 was $9.7 million, an increase of $1.0 million or 12.1% from 1997. As discussed, the increase in other operating expense and equipment expense was due largely continued technology investments. The increase in other operating expense was also due to a loss of $252,000 related to the termination of the Corporation's pension plan which had been frozen in 1996. The increase in salary expense was affected by several temporary vacancies during the prior year while benefits expense was positively impacted by lower healthcare costs. The resulting efficiency ratio (the cost to generate one dollar of revenue), excluding the nonrecurring pension termination loss, for the nine months ended September 30, 1998 was 65.20% compared to 66.05% in 1997.

The Corporation recognized an income tax provision which resulted in an effective tax rate of 26.3% for the period ended September 30, 1998 up from the 25.8% rate in 1997. The increase was the result of a lower proportion of tax free assets to earning assets in 1998 relative to 1997 as well as additional state corporate income taxes incurred at the parent company.

Trends in Sources and Uses of Funds


                                     September 30,  December 31,        Change
                                         1998          1997            $         %

Funding Sources
  Deposits                           $  359,831   $     329,951   $  29,880        9.1%
  Borrowed funds                         42,506          37,885       4,621       12.2%
  Other liabilities                       4,516           4,206         310        7.4%
  Shareholders equity                    36,222          34,314       1,908        5.6%
    TOTAL SOURCES                    $  443,075   $     406,356   $  36,719        9.0%

Funding Uses
  Loans                              $  280,653   $     274,567   $   6,086        2.2%
  Investment securities                 120,160          97,641      22,519       23.1%
  Federal Funds Sold and other
    short-term investments               10,981           5,694       5,287       92.9%
  Other assets                           31,281          28,454       2,827        9.9%
    TOTAL USES                       $  443,075   $     406,356   $  36,719        9.0%

Financial Condition


Deposits are the most important funding source and the primary support for the Corporation's growth. During the first nine months of 1998, total deposits increased $29.9 million or 9.1%. This growth came primarily from the demand and money market categories and certificates of deposit (CDs). The increase in money market deposits was reflective of the continued growth of the indexed, variable rate account mentioned earlier. The increase in CDs was largely related to one significant municipal deposit. Borrowed funds increased primarily as a result of the additional usage of FHLB borrowings as discussed above. In addition to being a source for funding specific investments, these borrowings are used to manage the balance sheet and interest rate risk.

The Corporation uses funds primarily to support its lending activities. Net loans outstanding increased by $6.1 million or 2.2% from December 31, 1997 to September 30, 1998. This increase was net of residential mortgage loans sold of $19.7 million. The growth was comprised primarily of increases in the commercial categories offset by decreases in the residential mortgage and consumer categories. The decrease in the residential mortgage category was a result of the loan sales in addition to increased prepayment activity driven by the current lower rate environment. The decrease in the consumer category was due to lower dealer loan activity resulting from generally slower automobile sales. Investment securities increased $22.5 million or 23.1% through the first nine months of 1998 while federal funds sold and other short-term investments increased by $5.3 million during this period. These increases reflect the deployment of funding resulting from deposit growth exceeding loan growth. In addition, the Corporation increased its investment portfolio, with FHLB funding, in order to boost earning asset levels and net interest income. To limit the interest rate risk exposure, most of this activity was focused on intermediate term, fixed rate mortgage backed and tax exempt municipal securities.


Capital Resources and Dividends

The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets or exceeds all regulatory requirements.

At September 30, 1998, total shareholders' equity was $36.2 million, an increase of $1.9 million or 5.6% from December 31, 1997. This change consisted of an increase of $2.3 million in capital stock, surplus and undivided profits (core equity) and a decrease of $397,000 in accumulated other comprehensive income (unrealized gains on AFS securities). The increase in the core equity was primarily the result of earnings retained. The decrease in unrealized gains resulted from lower valuations within the bank stock portfolio.

On April 17, 1998, the Board of Directors declared a 4-for-3 stock split which was paid June 1, 1998 to shareholders of record May 1, 1998. The primary objective of this split was to enhance liquidity and improve marketability by increasing the number of shares outstanding, while maintaining the strong market climate for Hanover Bancorp stock. Another tool available to management for supporting the market for the Corporation's stock is the repurchase program approved April 18, 1997 by the Board of Directors. As of September 30, 1998, 148,347 shares were still available for purchase under the program. This program and the prior program have benefited the Corporation in terms of improved EPS and ROE, two performance factors key to driving shareholder value.

During the quarter ended September 30, 1998, the Board of Directors declared a cash dividend of $.11 per share payable November 1, 1998, an increase of $.01 or 10.0% per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

As can be seen by the following tables, the Corporation and the Bank remain well capitalized as defined by the regulatory authorities.

                                                              September 30,    December 31,
                                                                  1998          1997
Hanover Bancorp, Inc.
       Tier 1 capital to risk-adjusted assets                    12.26%          12.47%
       Total capital to risk-adjusted assets                     13.44%          13.58%
       Leverage ratio                                             8.07%           8.19%

Bank of Hanover and Trust Company
       Tier 1 capital to risk-adjusted assets                    10.81%          10.82%
       Total capital to risk-adjusted assets                     12.01%          11.93%
       Leverage ratio                                             7.07%           7.09%

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


                                                       Tier I
                                Total Capital       Capital to
                               to Risk-Adjusted     Risk-Adjusted
                                    Assets              Assets       Leverage

Well capitalized        10% or above and      6% or above and      5% or above
Adequately
     capitalized        8% or above and       4% or above and      4% or above
Undercapitali   zed      Under 8% or             under 4% or          under 4%
Significantly
     Undercapitalized    Under 6% or            under 3% or         under 3%
Critically
     undercapitalized                                              2% or under

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

Asset Quality and Allowance for Loan Losses:


The following table illustrates the Corporation's nonperforming asset position as of September 30, 1998 compared to its position at December 31, 1997.


                                                       September 30, December 31,
                                                          1998          1997

Non-accrual loans                                       $  649        $  331
Accruing loans past due 90 days or more                     31           174
Restructured loans                                         177           221
Other real estate and other
  repossessed assets                                        97           236
Total non-performing assets                             $  954         $ 962


Non-accrual loans by category

Commercial, financial and agricultural                  $  105        $    -
Real estate-construction                                     -             -
Real estate-mortgage                                       534           331
Consumer                                                    10             -
                                                        $  649        $  331

Past due loans by category

Commercial, financial and agricultural                  $    4        $    -
Real estate-construction                                     -             -
Real estate-mortgage                                        25           153
Consumer                                                     2            21
                                                        $   31        $  174

Restructured loans by category

Commercial, financial and agricultural                  $    -        $    -
Real estate-construction                                     -             -
Real estate-mortgage                                       177           221
Consumer                                                     -             -
                                                        $  177        $  221

Nonperforming assets were .34% of total loans at September 30, 1998 compared to .35% at December 31, 1997. In addition, potential problem loans at September 30, 1998, as determined by the Corporation's internal review process, were $1.8 million in comparison to $2.8 million at December 31, 1997.
 Of these amounts, $484,000 and $470,000 were considered impaired under FASB 114 for September 30, 1998 and December 31, 1997, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                          Period ended    Period ended
                                           September 30,  September 30,
                                             1998             1997
Balance at beginning of period              $2,908           $2,403
Recoveries on loans                            157              115
Provision charged to operations                865              480
Loans charged-off                             (559)            (382)
Balance at end of period                    $3,371           $2,616

The Corporation remains committed to making provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $865,000 was made during the first nine months of 1998 compared to $480,000 during the prior year. This increase was primarily related to a special $250,000 provision taken in the first quarter to raise the allowance to a level more comparable to industry standards. The higher provision is also reflective of the growth in the loan portfolio and an increased level of net charge-offs. Net charge-offs for period ended September 30, 1998 were $402,000 compared to $267,000 for the same period in 1997. The resulting allowance for loan losses at September 30, 1998 was $3.4 million in comparison to $2.9 million at December 31, 1997.
This allowance approximated 1.19% of total loans and 353% of nonperforming assets at September 30, 1998 versus 1.05% and 302% at year end 1997. Management feels that the allowance for loan losses is adequate to cover potential losses within the overall portfolio.


Liquidity
Liquidity is the ability to meet funding requirements of customers' deposit withdrawals or credit needs at a reasonable cost. The Corporation's Asset/Liability Management Committee (ALCO) has established policies and procedures to control its liquidity position and to provide for potential future needs. The Corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 76.4% at September 30, 1998, while CDs over $100,000 and other borrowed funds to total assets was 14.4%. To manage its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet.

On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At September 30, 1998, the balance of the federal funds sold account was $11.0 million, while a total of $6.4 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $8.5 million in loan principal repayments and $848,000 in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first nine months of 1998. Also during this period, the Corporation sold $19.7 million of loans in the secondary markets.

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

Gap analysis assigns each interest earning asset and interest bearing liability to a time frame reflecting its next repricing or maturity date. Incorporated into this process are the trends in prepayments on loan balances and mortgage-backed securities. The difference between total interest-sensitive assets and liabilities at each time frame represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, since more assets will reprice than liabilities. The opposite is true for a negative gap position. As can be seen in the accompanying table, the Corporation had a cumulative gap within one year at September 30, 1998 of positive $17.2 million and a rate sensitivity ratio of positive 3.87%, in comparison to a positive gap of $6.3 million and a rate sensitivity ratio of positive 1.55% at December 31, 1997. The change from year-end is primarily due to increased prepayment activity driven by the current lower rate environment.

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

Based on the results of the simulation model as of December 31, 1997, the Corporation would expect net interest income to decrease over the next twelve months by 3.1% assuming an immediate upward shift in market interest rates of 200 basis points, and to increase by .9% if rates shifted downward in the same manner. The more pronounced change in the upward scenario is primarily due to the Corporation's holdings of convertible FHLB borrowings
 These borrowings contain features which allow the FHLB to convert them from fixed rate to variable rate after a specified time period. The model assumes that in the upward scenario the FHLB would exercise these options as soon as they become available. The conversion feature of these advances cannot be reflected in the gap analysis which is a key factor explaining why the gap show a more asset sensitive position. Management does not believe this risk position has changed significantly since year-end.

HANOVER BANCORP INC. CONSOLIDATED GAP ANALYSIS


                                       0-30          31-90        91-365
                                       DAYS          DAYS          DAYS
                                          (In thousands of dollars)

September 30, 1998

Interest Earning Assets           $    74,896   $     23,193   $   81,186
Interest Bearing Liabilities      $    88,728   $     22,839   $   50,550

Rate Sensitivity GAP:
  Periodic Gap                    $   (13,832)  $        354   $   30,636
  Cumulative Gap                  $   (13,832)  $    (13,478)  $   17,158

Rate Sensitivity Ratio
  Periodic Gap                         (3.12%)         0.08%        6.91%
  Cumulative Gap                       (3.12%)        (3.04%)       3.87%

December 31, 1997

Rate Sensitivity GAP:
  Periodic Gap                    $    (9,391)  $       (264)  $   15,948
  Cumulative Gap                  $    (9,391)  $     (9,655)  $    6,293
Rate Sensitivity Ratio
  Periodic Gap                         (2.31%)        (0.06%)       3.92%
  Cumulative Gap                       (2.31%)        (2.38%)       1.55%

IMPACT OF YEAR 2000

Many older computer programs were designed using two digits rather than four to define the year. This date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This situation, known by many as the Year 2000
(Y2K) issue, applies not only to the systems utilized by the Corporation but also to the systems utilized by customers, creditors, vendors and suppliers of the Corporation.

The Corporation has completed its assessment and has developed a project plan to address year 2000 issues. The plan continues progressing through the over one hundred steps with required completion dates. The year 2000 readiness of all software, hardware and systems is being assessed with non-compliant items being upgraded or replaced as necessary. Testing is being done to ensure that these systems will function correctly in the year 2000 and beyond. Contingency plans are being developed in the event of unexpected year 2000 problems. The project plan includes steps for evaluating the year 2000 readiness of the Corporation's more significant customer relationships. Evaluations are being made regarding the Year 2000 readiness of the Corporation's vendors and service providers. A corporate-wide task force meets monthly to assess progress with this plan and to discuss upcoming steps. The Corporation's Board of Directors and regulatory authorities are closely monitoring this process. The Corporation intends to have this year 2000 project plan completed and have all necessary system changes implemented by June 30, 1999.

The cost of becoming year 2000 compliant has been insignificant to date and management believes that the costs to complete the remaining steps will not have a material impact on future results of operations.

Failure of the Corporation or third parties to correct year 2000 issues could cause disruption of operations resulting in increased operating costs and other adverse effects. In addition, to the extent customers' financial positions are weakened as a result of year 2000 issues, credit quality could be affected. It is not possible to predict with certainty all of the adverse effects that may result from a failure of the Corporation or third parties to become fully year 2000 compliant or whether such effects could have a material impact on the Corporation.

The costs of the project and the date on which the Corporation believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None.

       (b)    Reports on Form 8-K - None

       SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HANOVER BANCORP, INC.



Date: November 13, 1998                  /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 13, 1998                  /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)