Form 10-K
period 1998-12-31
HANOVER BANCORP INC
filed 1999-03-31
CIK 713094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Hanover Bancorp Inc. Common Stock - Par Value $.83 per share
 (Title of class)

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

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999, was $61,657,943.

       The number of shares outstanding of the issuer's common stock as of February 28, 1999: Common Stock, $.83 Par Value--3,941,375 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Hanover Bancorp, Inc. 1998 Annual Report to Shareholders, which is included at Exhibit 13, and the definitive Proxy Statement for the 1999 Annual Shareholders Meeting to be held April 27, 1999, are incorporated by reference into Parts II and III, respectively.

HANOVER BANCORP, INC.
FORM 10-K INDEX


PART I                                                        PAGE #

Item 1 - Business                                                3

Item 2 - Properties                                             10

Item 3 - Legal Proceedings                                      11

Item 4 - Submission of Matters to a Vote of Security Holders    11



PART II

Item 5 - Market for Registrant's Common Equity and
         Related Shareholder Matters                            11

Item 6 - Selected Financial Data                                11

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    12

Item 7A - Quantitative and Qualitative Disclosures about
          Market Risk                                           12

Item 8 - Financial Statements and Supplementary Data            12

Item 9 - Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure                 12


PART III
Item 10 - Directors and Executive Officers of the Registrant    12

Item 11 - Executive Compensation                                12

Item 12 - Security Ownership of Certain Beneficial
          Owners and Management                                 12

Item 13 - Certain Relationships and Related Transactions        13


PART IV
Item 14 - Exhibits, Financial Statements, Schedules
          and Reports on Form 8-K                               13

Item 15 - Signatures                                            15

PART I

ITEM 1 - BUSINESS

HANOVER BANCORP, INC.
       The registrant, Hanover Bancorp, Inc.(the "Corporation"), was incorporated under the laws of the Commonwealth of Pennsylvania on August 2, 1983. The Corporation is a one-bank holding company registered under the Bank Holding Company Act of 1956, owning all the outstanding shares of its subsidiary, Bank of Hanover and Trust Company. The Corporation is registered with and subject to the regulatory supervision of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System and the Bank is subject to regulatory supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The Corporation's administrative offices are located at 33 Carlisle Street, Hanover, Pennsylvania 17331 (telephone number 717-637-2201).

BANK OF HANOVER AND TRUST COMPANY
       Bank of Hanover and Trust Company (the "Bank") is the
Corporation's wholly- owned bank subsidiary and was first organized in 1835 under the laws of the Commonwealth of Pennsylvania. The Bank conducts its business principally through ten full service banking offices located in York and Adams Counties, Pennsylvania. At December 31, 1998, the Bank had total deposits of $364,142,000; total assets of $464,315,000; and net loans of $285,935,000.
       The Bank offers a wide variety of banking services to all segments of its service area. The Bank's lending services include commercial, financial and agricultural revolving lines of credit and term loans, construction loans, residential mortgage loans and installment and other personal loans. These lending activities involve varying degrees of credit risk. In general, commercial, financial and agricultural loans expose the Bank to the most credit risk while residential mortgage loans involve the least risk. In order to keep this risk at an acceptable overall level, the Bank strives to maintain a diversified loan portfolio. The specific underwriting standards such as loan to value ratios and collateral requirements are defined within a formal written lending policy and vary from category to category. The Bank's deposit services include commercial and personal checking accounts, savings and time accounts, certificates of deposit, and safety deposit services. The Bank is also a member of the MAC system and offers automated teller machine service at all of its full service offices, as well as at 11 remote service locations in Hanover, York, Dover, East Berlin and Carlisle.
       Individual trust services offered by the Bank include the administration of estates, trust and agency accounts. Corporate trust services include acting as trustee for employee benefit plans.
       The Bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the Bank or the Corporation.

COMPETITION
       Commercial banking in Pennsylvania is highly competitive. In addition to competition with banks of similar size, the Bank competes directly in its market area with larger banking and other financial service organizations which have substantially greater resources and serve broader geographic markets.

      Competing within the Bank's market area, defined as York and Adams Counties, are 179 offices of area financial institutions, including commercial banks, savings and loan institutions and savings banks. As determined through the FDIC's website (http://www.fdic.gov), combined total deposits of these financial institutions were $5,091,526,000 as of June 30, 1998.

STAFF
       The total number of full-time equivalent persons employed by the Bank as of December 31, 1998, was 196. Most employees are provided with group life, health and major medical insurance and are eligible for the Bank's defined contribution 401(k) Plan. Management considers employee relations to be very good.

SUPERVISION AND REGULATION
       The Corporation, as a "bank holding company" under the Federal
Bank Holding Company Act, is regulated and examined by the Federal Reserve Board. The Act restricts the business activities and acquisitions that may be engaged in, or made by the Corporation. As a "bank holding company" for purposes of Pennsylvania state banking law, the Corporation is regulated and supervised by the Pennsylvania Department of Banking.
       Other Federal and Pennsylvania laws regulate, restrict and sometimes prohibit certain activities of, or transactions between, a corporation's banking subsidiaries and a corporation itself and its other subsidiaries. These laws include limitations on the loans by a bank's subsidiaries to affiliated companies and on the amount of dividends that may be declared by a bank's subsidiaries (see Note 14 to the Consolidated Financial Statements).
       The Bank is a member of the FDIC. Accordingly, its operations are subject to regulation and examination by the State of Pennsylvania and the FDIC and the Bank's deposits are insured by the FDIC to the extent provided by law.
       From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of and restrictions on the business of the Corporation and the Bank. Congress has proposed "modernization" of the financial services industry. This proposed modernization will have the effect of deregulating and expanding the business activities of financial institutions. These additional activities may include broader insurance powers, securities underwriting activities and equity investments by commercial banks. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

      Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive position as a community bank.

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

STATISTICAL DATA

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

       The information required by this item is set forth within "Management's Discussion and Analysis" (pages 20 through 37 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

II. Investment Portfolio

     The following table sets forth the amortized cost of investments at the dates indicated (in thousands):

                                               December 31,
                                          1998     1997     1996
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations             $ 87,166  $70,032  $49,881
Obligations of states and political
  subdivisions                            43,134   21,753   22,069
Other securities                          12,837    3,353    3,246
  TOTAL                                 $143,137  $95,138  $75,196

     The following table sets forth the maturities of investment securities at December 31, 1998
(in thousands, except rates):

                                                              After One         After Five
                                                              Year And          Years And
                                             Within            Within            Within            After
                                            One Year         Five Years         Ten Years        Ten Years
                                         Amount    Rate    Amount    Rate     Amount   Rate    Amount   Rate
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations             $ 6,039    5.99%  $12,073    6.17%   $12,435   6.33%  $ 56,619  6.28%
Obligations of states and political
  subdivisions                              749    9.54%    1,585    6.93%     7,268   6.76%    33,532  7.96%
Other securities                              -       -         -       -          -      -     12,837  4.25%
  TOTAL                                 $ 6,788    6.38%  $13,658    6.26%   $19,703   6.49%  $102,988  6.57%

Weighted average yields are based on amortized cost. Additionally, yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.

       Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 20 through 37 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

III. Loan Portfolio

     The following table shows the Corporation's loan distribution by type at the end of the last five years
(in thousands):
                                                                   December 31,
                                                 1998       1997       1996       1995       1994
Commercial, financial and agricultural         $ 43,803   $ 35,254   $ 31,991   $ 26,062   $ 25,587
Real estate-construction                          5,429      5,666      3,775      5,384      2,942
Real estate-commercial mortgage                  44,750     34,216     29,563     25,739     21,090
Real estate-residential mortgage                130,196    135,217    119,383     95,227     86,843
Consumer                                         65,162     67,122     69,861     61,457     55,934
    TOTAL                                      $289,340   $277,475   $254,573   $213,869   $192,396

     The following table shows the amounts of loans outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, are due in the periods indicated.
Also, the amounts due after one year are classified according to the sensitivity of changes in interest rates (in thousands):
                                                                Maturing
                                                            After
                                                           One And
                                                Within     Within      After
                                               One Year  Five Years Five Years    Total
Commercial, financial and agricultural         $ 14,607   $ 20,015   $  9,181   $ 43,803
Real estate-construction                          2,346      1,066      2,017      5,429
Real estate-commercial mortgage                   2,442      3,377     38,931     44,750
Real estate-residential mortgage                  4,674     15,891    109,631    130,196
Consumer                                          4,286     56,388      4,488     65,162
    TOTAL                                      $ 28,355   $ 96,737   $164,248   $289,340

Loans maturing after one year with:

  Fixed interest rates                                    $ 85,398   $125,938
  Variable interest rates                                   11,339     38,310
    TOTAL                                                 $ 96,737   $164,248

       Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 20 through 37 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

IV. Summary of Loan Loss Experience

 The following table shows the allocation of the loan loss allowance at the dates indicated (in thousands, except ratios):


                                   1998                 1997                 1996                 1995                1994
                                      Percent              Percent              Percent              Percent              Percent
                                      of Loans             of Loans             of Loans             of Loans             of Loans
                                      in each              in each              in each              in each              in each
                                      Category             Category             Category             Category             Category
                           Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
                            Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
 Commercial, financial,
   agricultural and
   real estate -
   commercial mortgage     $   466        30.6% $   888        25.1% $   668        24.2% $   387        24.2% $ 1,139        24.3%
 Real estate -
   construction                 23         1.9%      24         2.0%      16         1.5%      17         2.5%       6         1.5%
 Real estate -
   residential mortgage        472        45.0%     473        48.7%     393        46.9%     296        44.5%     261        45.1%
 Consumer                      580        22.5%     605        24.2%     631        27.4%     537        28.8%     483        29.1%
 Unallocated                 1,864                  918                  695                  983                  609
   TOTAL                   $ 3,405       100.0% $ 2,908       100.0% $ 2,403       100.0% $ 2,220       100.0% $ 2,498       100.0%

       Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 20 through 37 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

V. DEPOSITS

     The average daily amount and rate of deposits (all domestic) is summarized for the periods indicated in the following table (in thousands, except rates):
                                                                Year-Ended December 31,
                                                      1998               1997               1996
                                                Amount     Rate    Amount     Rate    Amount     Rate
Non-interest bearing demand deposits           $ 31,168           $ 27,994           $ 26,892
Interest bearing demand deposits                 33,552    1.33%    29,062    1.33%    27,726    1.50%
Savings deposits                                 19,899    2.07%    22,346    2.04%    25,943    2.10%
Money market deposits                            87,843    3.58%    70,577    3.37%    53,845    2.80%
Time deposits                                   171,974    5.52%   163,107    5.59%   154,489    5.55%
  TOTAL                                        $344,436           $313,086           $288,895


The following table presents a maturity distribution of time certificates over $100,000 (in thousands):
                                      December 31,
                                     1998      1997
MATURING IN
  3 months or less                 $ 1,485   $ 4,023
  4-6 months                         1,751     1,246
  7-12 months                        3,933     2,659
  Over 12 months                     9,411     5,393
    TOTAL                          $16,580   $13,321


The following table presents the annual maturities of time deposits at December 31, 1998 (in thousands):

                                           Annual
                                         Maturities
1999                                      $ 87,120
2000                                        60,916
2001                                        16,557
2002                                         1,399
2003                                         2,538
2004 and thereafter                         12,006
                                          $180,536

VI. RETURN ON EQUITY AND ASSETS

       The information required by this item is set forth within "Selected Consolidated Financial Data" (page 19 of filing) of the Registrant's
1998 Annual Report to Shareholders, excerpts of which are included at
Exhibit 13, and is incorporated herein by reference.

VII. SHORT-TERM BORROWINGS

       The information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 45 through 61 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference

ITEM 2 - PROPERTIES

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


       The Bank also owns the following unencumbered property: Vacant 2-acre tract of land located at the intersection of Pennsylvania Route 74 and Wellsville Road in the Borough of Wellsville, York County,
Pennsylvania which was obtained for possible branch development.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

       The information required by this item is set forth within the Registrant's 1998 Annual Report to Shareholders (pages 38 through 39 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

       The information required by this item is set forth within the Registrant's 1998 Annual Report to Shareholders (page 19 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS


       The information required by this item is set forth within the Registrant's 1998 Annual Report to Shareholders (pages 20 through 37 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required by this item is set forth within "Management's Discussion and Analysis" (pages 20 through 37 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is set forth within the Registrant's 1998 Annual Report to Shareholders (pages 40 through 61 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item is set forth on pages 6 through 8 and pages 14 through 15 of the Registrant's definitive Proxy Statement for the 1999 Annual Shareholders Meeting, which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

       The information required by this item is set forth on pages 8 through 13 of the Registrant's definitive Proxy Statement for the 1999 Annual Shareholders Meeting, which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is set forth on pages 4 through 5 and page 14 of the Registrant's definitive Proxy
Statement for the 1999 Annual Shareholders Meeting, which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is set forth on pages 14 through 15 of the Registrant's definitive Proxy Statement for the 1999 Annual Shareholders Meeting, which is incorporated herein by reference.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-
K

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

3(i). Articles of Incorporation previously filed as Exhibit
3(i) to the Corporation's June 30, 1998 Form 10-Q filed
August 14, 1998, are hereby incorporated by reference.

3(ii). The By-laws of the Corporation previously filed as
Exhibit 3(ii) to the Corporation's June 30, 1998 Form 10-Q filed August 14, 1998, are hereby incorporated by reference.

10.1 Hanover Bancorp, Inc. Omnibus Stock Plan (incorporated by reference to the Registrant's Registration Statement on Form
S-8, No. 33-73470, filed with the commission on 12/27/93).

10.2 Severence Agreement with Chief Executive Officer previously filed as Exhibit 10.2 to the Corporation's
December 31, 1997 Form 10-K filed March 27, 1998, is hereby incorporated by reference.

11 Statement regarding computation of per share earnings (The information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 45 through 61 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference).

13 Excerpts from the 1998 Annual Report to Shareholders.

21 Subsidiaries of the Registrant.

23 Consent of independent auditors.

27 Financial Data Schedule.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

(c) The exhibits required by this item are listed under item 14(a) 3 above.

(d) Not applicable.

ITEM 15 - SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.


Hanover Bancorp, Inc. (Registrant)


BY: /s/ J. Bradley Scovill
J. Bradley Scovill
President and Chief Executive Officer
(Principal Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on March 19, 1999.


/s/ Michael D. Bross
Michael D. Bross
Director

/s/ Thomas M. Bross, Jr.
Thomas M. Bross, Jr.
Director,

/s/ S. Forry Eisenhart, Jr.
S. Forry Eisenhart, Jr.
Director

/s/ Bertram F. Elsner
Bertram F. Elsner
Director
Vice Chairman of the Board

/s/ J. Daniel Frock
J. Daniel Frock
Director

/s/ Dr. Gordon S. Haaland
Dr. Gordon S. Haaland
Director

/s/ Stewart E. Hartman, Jr.
Stewart E. Hartman, Jr.
Director

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

/s/ J. Bradley Scovill
J. Bradley Scovill
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Paholsky
Thomas J. Paholsky
Treasurer
(Principal Accounting and
Financial Officer)

EXHIBIT INDEX


                                                                  Page
                                                                 Number
                                                               in Filing
Exhibit No.                                                (if applicable)

3(i). Articles of Incorporation previously filed as
Exhibit 3(i) to the Corporation's June 30, 1998 Form 10-
Q filed August 14, 1998, are hereby incorporated by reference.

3(ii). The By-laws of the Corporation previously filed as
Exhibit 3(ii) to the Corporation's June 30, 1998 Form
10-Q filed August 14, 1998, are hereby incorporated by reference.

10.1 Hanover Bancorp, Inc. Omnibus Stock Plan
(incorporated by reference to the Registrant's
Registration Statement on Form S-8, No. 33-73470, filed with the commission on 12/27/93).

10.2 Severence Agreement with Chief Executive Officer previously filed as Exhibit 10.2 to the Corporation's
December 31, 1997 Form 10-K filed March 27, 1998, is hereby incorporated by reference.

11 Statement regarding computation of per share earnings
(The information required by this item is set forth within "Notes to Consolidated Financial Statements"
(pages 45 through 61 of filing) of the Registrant's 1998
Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference).

13 Excerpts from the 1998 Annual Report to Shareholders.             18

21 Subsidiaries of the Registrant.                                   62

23 Consent of independent auditors.                                  63

27 Financial Data Schedule.                                          64
                                       17