Form 10-Q
period 1999-03-31
HANOVER BANCORP INC
filed 1999-05-14
CIK 713094

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999

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

CLASS                            OUTSTANDING March 31, 1999
       Common Stock,        3,941,374 shares
 par value $.83 per share

INDEX


HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                     Page #
Part I. Financial Information

       Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets -
                March 31,1999 and December 31, 1998 . . . . . . . . . .  3

                Consolidated Statements of Income -
                Three Months Ended March 31, 1999 and 1998  . . . . . .  4

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1999 and 1998  . . . . . .  5

                Notes to Consolidated Financial Statements . . . . . . . 6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . . . 8


Part II.      Other Information

       Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  20

       Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  20

       Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  20

       Item 4.  Submission of Matters to a Vote of Security Holders. .  20

       Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  20

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Part I. Financial Information

Consolidated Balance Sheets
(unaudited in thousands, except per share data)

                                                                                  March 31,  December 31,
                                                                                    1999         1998
ASSETS
   Cash and due from banks                                                        $ 17,415   $    17,539
   Federal funds sold                                                               15,996         8,635
     Cash and cash equivalents                                                      33,411        26,174
   Interest bearing deposits with other banks                                        1,177            59
   Short-term investments                                                            7,966             -
   Investment securities:
     Available-for-sale                                                            139,408       143,202
     Held-to-maturity (market value -$1,790 and $1,794, respectively)                1,755         1,759
                                                                                   141,163       144,961
   Loans:
     Commercial, financial and agricultural                                         42,348        43,803
     Real estate-construction                                                        4,459         5,429
     Real estate-commercial mortgage                                                47,888        44,750
     Real estate-residential mortgage                                              129,109       130,196
     Consumer                                                                       66,369        65,162
                                                                                   290,173       289,340
   Less: Allowance for loan losses                                                  (3,629)       (3,405)
     Net loans                                                                     286,544       285,935
   Premises and equipment                                                            7,150         7,236
   Accrued interest receivable                                                       2,934         2,938
   Other assets                                                                      3,147         2,790
      TOTAL ASSETS                                                                $483,492   $   470,093

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
       Deposits:
         Non-interest bearing                                                     $ 36,753   $    33,827
         Interest bearing                                                          339,826       330,181
                                                                                   376,579       364,008
       Borrowed Funds:
         Short-term                                                                 15,721        15,651
         Long-term                                                                  49,053        49,136
                                                                                    64,774        64,787
       Accrued interest payable                                                      3,123         2,453
       Other liabilities                                                             1,430         1,468
       Dividends payable                                                               434           433
      TOTAL LIABILITIES                                                            446,340       433,149

   Shareholders' Equity
       Preferred stock, $2.50 par value; authorized, 2,000,000 shares;
         no shares issued or outstanding                                                 -             -
       Common Stock, $.83 par value; authorized, 9,000,000 shares;
         issued and outstanding: 1999-3,941,374 shares;
         1998-3,940,375 shares                                                       3,271         3,270
       Surplus                                                                      19,159        19,144
       Accumulated other comprehensive income                                          766         1,204
       Retained earnings                                                            13,956        13,326
      TOTAL SHAREHOLDERS' EQUITY                                                    37,152        36,944
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $483,492   $   470,093

Book value per share                                                              $   9.43   $      9.38

 See accompanying notes.

Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                              Three months ended
                                                   March 31,
                                                1999      1998
INTEREST INCOME

  Interest and fees on loans                  $ 5,872   $ 5,897
  Interest on federal funds sold                  170        21
  Interest on short-term investments               32         6
  Interest on investment securities:
    Taxable                                     1,499     1,245
    Tax-exempt                                    485       308
                                                1,984     1,553
     TOTAL INTEREST INCOME                      8,058     7,477

INTEREST EXPENSE

  Interest on deposits                          3,369     3,189
  Interest on borrowed funds                      830       543
     TOTAL INTEREST EXPENSE                     4,199     3,732
     NET INTEREST INCOME                        3,859     3,745
PROVISION FOR LOAN LOSSES                         195       445
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                          3,664     3,300

NET SECURITIES GAINS                               76       348

OTHER INCOME

  Trust and investment services income            286       235
  Service charges on deposit accounts             379       296
  Other operating income                          350       197
   TOTAL OTHER INCOME                           1,015       728

OTHER EXPENSE

  Salaries                                      1,385     1,382
  Employee benefits                               298       280
  Occupancy expense                               226       230
  Equipment expense                               298       272
  Marketing and advertising                       111       131
  Professional and service fees                   359       188
  Other operating expense                         711       611
   TOTAL OTHER EXPENSE                          3,388     3,094
     Income before income taxes                 1,367     1,282
INCOME TAXES                                      303       341
     NET INCOME                               $ 1,064   $   941

PER SHARE DATA

  Net income - basic and diluted              $  0.27   $  0.24
  Cash dividends declared                        0.11      0.10

See accompanying notes.

Consolidated Statements of Cash Flows
(unaudited in thousands)

                                                                                     Three months ended
                                                                                           March 31,
                                                                                        1999       1998
OPERATING ACTIVITIES

Net income                                                                            $  1,064   $    941
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                                              195        445
    Provision for depreciation and amortization                                            272        243
    Securities gains                                                                       (76)      (348)
    (Increase) decrease in net deferred tax assets                                         147        (32)
    Decrease in interest receivable                                                          4          3
    Increase in interest payable                                                           670        371
    Increase in other assets                                                              (278)       (94)
    Increase (decrease) in other liabilities                                              (301)       200
    Increase in accrued taxes                                                              263        230
    Loans originated for sale                                                           (4,359)    (6,175)
    Proceeds from sale of loans originated for sale                                      5,102      4,542
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                                               2,703        326

INVESTING ACTIVITIES

Net increase in loans                                                                   (1,548)    (2,309)
Proceeds from sale of loans                                                                  -          -
Proceeds from sale of avaliable-for-sale investment securities                          26,699        603
Proceeds from maturities of investment securities                                        5,418      5,111
Purchases of investment securities                                                     (28,907)   (17,208)
Proceeds from maturities of short-term investments                                           -      1,600
Purchases of short-term investments                                                     (9,084)       (26)
Purchases of premises and equipment                                                       (186)      (551)
      NET CASH USED IN
      INVESTING ACTIVITIES                                                              (7,608)   (12,780)

FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
  money market accounts, and savings accounts                                            7,481      9,752
Net increase (decrease) in certificates of deposit and other time deposits               5,090     (1,079)
Net increase (decrease) in borrowed funds                                                  (13)     4,611
Cash dividends paid                                                                       (433)      (382)
Cash paid in lieu of fractional shares                                                       -          -
Proceeds from issuance of common stock                                                      17        343
Repurchase and retirement of common stock                                                    -          -
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                                              12,142     13,245

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         7,237        791

Cash and cash equivalents at beginning of year                                          26,174     19,718
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 33,411   $ 20,509

See accompanying notes.

       HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

       Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of March 31, 1999, and December 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's
Annual Report on Form 10-K for the year ended December 31, 1998.

(4) Net income (basic and diluted) and cash dividends per share are based on the weighted average number of shares outstanding which were 3,941,336 during the quarter ended March 31, 1999 and 3,921,747 during the quarter ended March 31, 1998. The effective dilutive securities for these periods are immaterial.

(5) The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(6) Management maintains the allowance for loan losses at a level believed adequate to absorb potential future losses in the portfolio.
 Factors considered in evaluating the adequacy of the allowance include potential specific losses, past loan loss experience, the volume, growth and composition of the loan portfolio and the current economic conditions and trends.

(7) Comprehensive income and its components for the three months ended March 31, are as follows:

                                                     Three months ended
                                                         1999      1998
Net income                                           $  1,064  $    941
Adjustment to net unrealized gains on
  securities available-for-sale, net of
  tax effects and reclassification adjustment
  for gains included in net income                       (438)     (179)
Comprehensive Income                                 $    626  $    762


Accumulated other comprehensive income consists of the net unrealized gain on securities available-for-sale, net of tax effects.

(8) In June 1998, FASB issued Statement No 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of derivative instruments as assets or liabilities, measured at fair value. This standard is effective for fiscal years beginning after June 15, 1999. The Corporation is not currently involved in any transactions which fall under the definitions of this standard, therefore it is not expected to have an impact on its' liquidity, capital resources or results of operations.

In October 1998, FASB issued Statement No. 134, " Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise".
This statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans, the classification of the resulting mortgage-backed securities be based on the ability and intent to sell or hold the securities. This standard was effective on January 1, 1999. The Corporation is not currently involved in any transactions which fall under the definitions of this standard, therefore it has not had an impact on the Corporation's liquidity, capital resources or results of operations.

***********

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations:

The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the first quarter of 1999, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

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

First Quarter of 1999 Compared to First Quarter of 1998:

Net income for the three months ended March 31, 1999, increased $123,000 or 13.1% from 1998 while earnings per share (EPS) increased $.03 or 12.5% during the same period. Return on average core equity (all equity accounts except accumulated other comprehensive income) improved from 11.30% in 1998 to 11.73% in 1999.

Net interest income on a fully taxable equivalent basis was $4.1 million for the quarter ended March 31, 1999, an increase of $205,000 or 5.2% from 1998's level of $3.9 million. This increase was due to higher earning asset levels of $64.0 million, which was driven by deposit and loan growth and increased investment security activity. Net interest margin decreased 41 basis points from 4.17% in 1998 to 3.76% in 1999. Since deposit growth outpaced loan growth during this period, much of the excess funding was deployed in the investment portfolio. The Corporation also utilized Federal Home Loan Bank of Pittsburgh
(FHLB) borrowings to fund additional investment security activity. As a result, this growth generated narrower spreads which lowered the margin.

The provision for loan losses during the first quarter of 1999 was $195,000 compared to $445,000 for 1998. The Corporation makes provisions as necessary to maintain the allowance at level adequate to absorb potential future losses within the portfolio.

Securities gains decreased from $348,000 during the three months ended March 31, 1998 to $76,000 for the same period in 1999. This decrease was due to lower equity gains realized from the Corporation's bank stock portfolio.

Other income for the three months ended March 31, 1999 increased $287,000 or 39.4% over the same period in 1998. The increase in trust and investment services income is reflective of growth in assets under management. Service charges on deposit accounts increased primarily as a result of higher overdraft fees related to fee changes. Other operating income was up as a result of increased income realized through mortgage loan sales in addition to increased loan fee income.

Total other expense during the first quarter of 1999 was $294,000 or 9.5% higher than in 1998. The increase in professional and service fees was due to the contracting of PC help desk and network administration functions, costs related to technology consulting and increased recruiting expenses. The increase in other operating expense was primarily related to continued technology enhancements. Salary expense was affected by a lower level of FTEs within the technology group due to the contracting of the functions mentioned above. The resulting efficiency ratio (the cost to generate one dollar of revenue) for the three months ended March 31, 1999 was 65.67% compared to 66.29% a year ago.

The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 22.2% for the quarter ended March 31, 1999 compared to 26.6% rate in 1998. The decrease from period to period was a result of a higher level of tax free assets during 1999.


Financial Condition


Deposits are the most important funding source and the primary support for the Corporation's growth. During the first three months of 1999, total deposits increased $12.6 million or 3.5%. This growth came primarily from the demand and money market categories and certificates of deposit (CDs). Overall, deposit growth was positively impacted by an early year promotion program and the continued consolidation within the local marketplace. Borrowed funds, the other primary funding source, remained fairly constant during the first quarter of 1999.

The Corporation uses funds to support its lending and investing activities. Net loans outstanding increased by $609,000 or .2% from December 31, 1998 to March 31, 1999. The growth was comprised of increases in the commercial and consumer categories offset by decreases in the residential mortgage categories. The decrease in the residential mortgage category was a result of the increased prepayment activity driven by the lower rate environment. Investment securities decreased $3.8 million or 2.6% through the first three months of 1999 while federal funds sold and other short-term investments increased by $16.4 million during this period. The decrease in investment securities resulted from continued high prepayment activity. The increase federal funds sold and other short-term investments reflects the current mismatch between deposit and loan growth and management's expectation that this trend is only temporary.

Trends in Sources and Uses of Funds
(in thousands, except percentages)

                                                          March 31,  December 31,     Change
                                                            1999        1998         $        %
Funding Sources
  Deposits                                                $376,579   $  364,008   $12,571     3.5%
  Borrowed funds                                            64,774       64,787       (13)   (0.0%)
  Other liabilities                                          4,987        4,354       633    14.5%
  Shareholders' equity                                      37,152       36,944       208     0.6%
    TOTAL SOURCES                                         $483,492   $  470,093   $13,399     2.9%

Funding Uses
  Loans                                                   $286,544   $  285,935   $   609     0.2%
  Investment securities                                    141,163      144,961    (3,798)   (2.6%)
  Federal funds sold and short-term investments             25,139        8,694    16,445   189.2%
  Other assets                                              30,646       30,503       143     0.5%
    TOTAL USES                                            $483,492   $  470,093   $13,399     2.9%


Capital Resources and Dividends
The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets or exceeds all regulatory requirements. At March 31, 1999, total shareholders' equity was $37.2 million, an increase of $208,000 or .6% from December 31, 1998.
This change consisted of an increase of $646,000 in capital stock, surplus and undivided profits (core equity) and a decrease of $438,000 in accumulated other comprehensive income (unrealized gains on AFS securities). The increase in the core equity was primarily the result of earnings retained. The decrease in unrealized gains resulted from the higher level of market interest rates and lower valuations within the bank stock portfolio.

On April 17, 1998, the Board of Directors declared a 4-for-3 stock split which was paid June 1, 1998 to shareholders of record May 1, 1998. The primary objective of this split was to enhance liquidity and improve marketability by increasing the number of shares outstanding, while maintaining the strong market climate for Hanover Bancorp stock. Another tool available to management for supporting the market for the Corporation's stock is the repurchase program approved April 18, 1997 by the Board of Directors. As of March 31, 1999, 148,347 shares were still available for purchase under the program. This program and a prior program have benefited the Corporation in terms of improved EPS and ROE, two performance factors key to driving shareholder value.

During the quarter ended March 31, 1999, the Board of Directors declared a cash dividend of $.11 per share payable May 1, 1999, an increase of $.01 or 10.0% per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

As can be seen by the following tables, the Corporation and the Bank remain well capitalized as defined by the regulatory authorities.

                                                 March 31, December 31,
                                                   1999      1998
Hanover Bancorp, Inc.
       Tier 1 capital to risk-adjusted assets     11.83%     12.02%
       Total capital to risk-adjusted assets      13.03%     13.16%
       Leverage ratio                              7.79%      8.04%

Bank of Hanover and Trust Company
       Tier 1 capital to risk-adjusted assets       9.93%     10.43%
       Total capital to risk-adjusted assets       11.15%     11.60%
       Leverage ratio                               6.49%      6.93%


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

Asset Quality and Allowance for Loan Losses:


The following table illustrates the Corporation's nonperforming asset position as of March 31, 1999 compared to its position at December 31, 1998.


                                                          March 31,     December 31,
                                                             1999          1998

Non-accrual loans                                      $        843  $        517
Accruing loans past due 90 days or more                         162           425
Restructured loans                                                -             -
Other real estate and other
  repossessed assets                                             94            81
Total non-performing assets                            $      1,099  $      1,023

Non-accrual loans by category

Commercial, financial and agricultural                 $         72  $         81
Real estate-construction                                          -             -
Real estate-mortgage                                            746           426
Consumer                                                         25            10
                                                       $        843  $        517

Past due loans by category

Commercial, financial and agricultural                 $         48  $        153
Real estate-construction                                         80             -
Real estate-mortgage                                             25           204
Consumer                                                          9            68
                                                        $       162   $       425


Nonperforming assets were .38% of total loans at March 31, 1999 compared to
 .35% at December 31, 1998. In addition, potential problem loans at March 31, 1999, as determined by the Corporation's internal review process, were $1.2 million, the same level for December 31, 1998. Of these amounts, $353,000 and $379,000 were considered impaired under FASB 114 for March 31, 1999 and December 31, 1998, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                                   Period ended
                                                    March 31,
                                              1999             1998
Balance at beginning of period              $3,405           $2,908
Recoveries on loans                            165               49
Provision charged to operations                195              445
Loans charged-off                             (136)            (213)
Balance at end of period                    $3,629           $3,189

The Corporation remains committed to making provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $195,000 was made during the first three months of 1999 compared to $445,000 during the prior year. Net recoveries for the period ended March 31, 1999 were $29,000 compared to net charge-offs of $164,000 for the same period in 1998. The Corporation experienced net recoveries in 1999 due to a large recovery on one commercial loan. The resulting allowance for loan losses at March 31, 1999 was $3.6 million in comparison to $3.4 million at December 31, 1998. This allowance approximated 1.25% of total loans and 330% of nonperforming assets at March 31, 1999 versus 1.18% and 333% at year end 1998. Management feels that the allowance for loan losses is adequate to cover potential future losses within the overall portfolio.


Liquidity

Liquidity is the ability to meet funding requirements of customers' deposit withdrawals or credit needs at a reasonable cost. The Corporation's Asset/Liability Management Committee (ALCO) has established policies and procedures to control its liquidity position and to provide for potential future needs. The Corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 74.3% at March 31, 1999, while CDs over $100,000 and other borrowed funds to total assets was 17.0%. To manage its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet.

On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At March 31, 1999, the balance of the federal funds sold and short-term investments accounts were $16.0 million and $8.0 million, respectively, while a total of $8.8 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $8.8 million in loan principal repayments and $1.1 million in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first three months of 1999.

The Corporation maintains borrowing agreements with several correspondent banks and the Discount Window at the Federal Reserve Bank of Philadelphia. In addition, it has access to the FHLB for permanent funding needs. Through these relationships, the Corporation has available short-term credit of approximately $10.0 million and permanent funding of approximately $65.6 million.


Market Risk

In January 1997, the Securities and Exchange Commission (SEC) issued new disclosure rules related to derivatives and exposures to market risk from derivative financial instruments, other financial instruments and certain derivative commodity instruments. These rules became effective for the Corporation's December 31, 1997 financial statements. Market risk includes interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The new disclosure rules have two parts: quantitative and qualitative market risk disclosures outside the financial statements, and accounting policy disclosures about derivatives in the notes to the financial statements. As further discussed within, the Corporation's primary market risk is interest rate risk from its financial assets and liabilities. Derivatives are not presently utilized and thus the expanded policy disclosures are not applicable

Interest rate risk is the exposure to fluctuations in the Corporation's current and future net interest income from movements in interest rates. This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period.

The primary objective of the Corporation's asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent and appropriate yet is not essential to the Corporation's profitability. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

The Corporation uses gap and simulation analyses for measuring interest rate risk. These methods allow management to regularly monitor both the direction and magnitude of the Corporation's risk exposure. The Corporation primarily uses the securities portfolio and FHLB advances to manage its interest rate risk position. Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the term or repricing characteristics that best meet current interest rate risk objectives. At present, off-balance sheet instruments are not used by the Corporation.

Gap analysis assigns each interest earning asset and interest bearing liability to a time frame reflecting its next repricing or maturity date. Incorporated into this process are the trends in prepayments on loan balances and mortgage-backed securities. The difference between total interest-sensitive assets and liabilities at each time frame represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, since more assets will reprice than liabilities. The opposite is true for a negative gap position. The Corporation had a cumulative gap within one year at March 31, 1999 of
negative $2.2 million or .46% of total assets.   At December 31, 1998, the
Corporation had a positive gap of $19.5 million or 4.15% of total assets. This shift to a fairly neutral gap from December 31, 1998 to March 31, 1999 was largely the result of extending maturities in the investment portfolio and a block of certificates of deposit falling within the one year time frame.

Simulation analysis prospectively evaluates the effect of upward and downward changes in interest rates on net interest income. This process is largely dependent on the underlying assumptions. Key assumptions in the model include maturity and repricing characteristics of the financial assets and liabilities, prepayments on amortizing assets, other imbedded options, nonmaturity deposit sensitivity and loan and deposit growth and pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. In addition, the Corporation has not yet developed alternative prepayment or balance sheet growth assumptions for the various rate scenarios. Therefore the model cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income. However, the model is useful in that it helps to quantify interest rate risk and it provides a relative gauge of the Corporation's interest rate risk position over time.

Based on the results of the simulation model as of March 31, 1999, the Corporation would expect net interest income to decrease over the next twelve months by 1.2% assuming an immediate upward shift in market interest rates of 200 basis points, and to decrease by 1.4% if rates shifted downward in the same manner. At December 31, 1998, net interest income was expected to decrease by .9% in the upward scenario and to decrease by 1.5% in the downward scenario. The simulation results are largely affected by the Corporation's holdings of approximately $43 million of convertible
FHLB borrowings. These borrowings contain features which allow the FHLB to convert them from fixed rate to variable rate after a specified time period. The model assumes that in the upward scenario the FHLB would exercise these options as soon as they become available. This explains why both the up and down scenarios are showing similar results (i.e. in the up scenario, the additional income realized due to the asset sensitivity is offset by the repricing advances). Consistent with the gap analysis, the change to a more negative position from December 31, 1998 to March 31, 1999 is due to extended maturities in the investment portfolio and increased certificate of deposit maturities within one year.


YEAR 2000

Many older computer programs were designed using two digits rather than four to define the year. This date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This situation, known by many as the Year 2000 (Y2K) issue, applies not only to the systems utilized by the Corporation, but also to the systems utilized by customers, creditors, vendors and suppliers of the Corporation.

To address Year 2000 issues, the Corporation has adopted a policy and strategic project plan using guidelines established by the Federal Financial Institutions Examination Council (FFIEC). A corporate-wide Year 2000 task force meets regularly to discuss upcoming projects and assess progress. Senior Management and the Board of Directors are closely monitoring the Year 2000 project using a monthly progress report and internal audits. On a regular basis, bank examiners from the Federal Deposit Insurance Corporation (FDIC) evaluate readiness for the Year 2000 to confirm that guidelines are being met. The Corporation intends to complete the Year 2000 project plan and have substantially all necessary system changes implemented in advance of the deadline established by regulatory authorities of June 30, 1999.

The Corporation's current focus is on testing and contingency planning.
The Corporation has inventoried and assessed all software, hardware and systems for Year 2000 readiness. Any non-compliant items are being upgraded or replaced. Testing is being done to ensure that all mission-critical systems will function correctly in the year 2000 and beyond, properly handling all date-sensitive data. The rigorous testing procedures encompass the ATM network, telephone banking system, core processing system, internal PC network, internal and external interfaces and mission-critical software. The vendor of the core processing system has tested all 13 critical dates outlined in FFIEC guidance. The Corporation is testing each critical date based upon assessed exposure to date sensitivities. Doing so will ensure that vendor test results are repeatable within the Corporation's specific system parameters. The Corporation's internal auditor is reviewing test results from all hardware, software and systems. The Corporation intends to have all testing completed by June 30, 1999.

To minimize customer inconvenience and facilitate a "business as usual" environment, the Corporation is developing contingency plans in the event of unexpected Year 2000 problems. The Corporation has updated its disaster recovery plan and assigned corporate-wide team leaders. This plan encompasses contingencies for mission-critical mainframe and PC-based applications, third-party relationships and environmental systems. A Year 2000 contingency plan was also developed. This plan addresses aspects outside of the locus of control such as telecommunications, electric companies and other utility companies. The procedures in the disaster recovery and Year 2000 contingency plans will be reassessed for thoroughness and validity on a quarterly basis.

Utilizing information from written vendor surveys, Internet sites and internal testing, the Corporation has assessed the year 2000 readiness of vendors and service providers. Those being assessed include application software vendors, automated clearinghouses, electronic payment systems (Federal Reserve), equipment, telecommunication and utility companies. The FDIC is also monitoring the readiness of the Corporation's ATM and core processing system providers. The Corporation has determined that all infrastructure components are Year 2000 compliant, including ATM machines, safe deposit boxes, vaults, security systems, office equipment, lighting and heating and cooling systems. Using a written survey and contacts with loan officers, the Corporation is assessing the Year 2000 readiness of customers holding significant commercial loans. The Corporation has established Year 2000 compliance as a factor in its credit decisions and loan documentation.

A central component of the Year 2000 project is customer and shareholder awareness of the issue and the steps taken by the Corporation. All branches and the Teleservices area have been educated on the Year 2000 issue. Customer concerns are being addressed using statement brochures, lobby brochures and posters. To facilitate shareholder awareness, a brochure describing the Corporation's Year 2000 effort was included in the fourth quarter 1998 report. As a public service, the Corporation informed business customers about the Small Business Administration Year 2000 hot line in commercial statements from December 1998 through January 1999.

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

On October 19, 1998, Congress enacted the Year 2000 Information and Readiness Disclosure Act (the "Act"). The purpose of the Act is (1) to promote the free disclosure and exchange of information related to Year 2000 readiness; (2) to assist in effectively and rapidly responding to Year 2000 problems; and (3) to establish uniform legal principles in connection with the disclosure and exchange of information related to Year 2000 readiness. In accordance with the Act, all Bank of Hanover communications regarding Year 2000 readiness efforts are designated as Year 2000 Readiness Disclosures.

REGULATORY ISSUES

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of and restrictions on the business of the Corporation and the Bank. Congress has proposed "modernization" of the financial services industry. This proposed modernization will have the effect of deregulating and expanding the business activities of financial institutions. These additional activities may include broader insurance powers, securities underwriting activities and equity investments by commercial banks. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will not be material. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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

(a)    An annual meeting of shareholders was held April 27, 1999.

  (b)-(c)     One matter was voted upon, as follows:

       Four directors were elected, as below:
                                            Votes      Votes
                                  Term      Cast       Cast       Votes
                                Expires    "For"    "Against" "Abstained"

              Re-elected

              Michael D. Bross      2002   3,934,334     882     6,159
              Thomas M. Bross, Jr.  2002   3,933,246   1,970     6,159
              Earl F. Noel, Jr.     2002   3,935,216       0     6,159
              J. Bradley Scovill    2002   3,930,654   4,562     6,159



              Directors whose term continued after meeting

                                        Term
                                        Expires

              Terrence L. Hormel         2000
              Charles W. Test            2000
              S. Eisenhart, Jr.          2000
              Bertram F. Elsner          2001
              J. Daniel Frock            2001
              Gordon A Haaland, Ph.D.    2001
              Stewart E. Hartman, Jr.    2001

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits - Exhibit 27.  Financial Data Schedule

       (b)    Reports on Form 8-K - None

       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.


Date: May 14, 1999                       /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 14, 1999                       /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)