Form 10-Q
period 1999-06-30
HANOVER BANCORP INC
filed 1999-08-16
CIK 713094

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999

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

CLASS                            OUTSTANDING June 30, 1999
     Common Stock,       3,918,105 shares

 par value $.83 per share

INDEX

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                     Page #
Part I.    Financial Information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              June 30,1999 and December 31, 1998 . . . . . . . . . .  3

              Consolidated Statements of Income -
              Three Months Ended June 30, 1999 and 1998  . . . . . .  4

              Consolidated Statements of Income -
              Six Months Ended June 30, 1999 and 1998 . . . . . . . . 5

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998  . . . . . . .  6

              Notes to Consolidated Financial Statements . . . . . . .7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  . . . . .9


Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  22

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  22

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  22

     Item 4.  Submission of Matters to a Vote of Security Holders. .  22

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  23

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  23


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Part I. Financial Information

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Balance Sheets
(unaudited in thousands, except per share data)

                                                                     June 30, December 31,
                                                                       1999       1998
ASSETS
 Cash and due from banks                                             $ 19,044  $    17,539
 Federal funds sold                                                    26,836        8,635
   Cash and cash equivalents                                           45,880       26,174
 Interest bearing deposits with other banks                                22           59
 Short-term investments                                                     -            -
 Investment securities:
   Available-for-sale                                                 146,259      143,202
   Held-to-maturity (market value - $1,696 and $1,794, respectively)    1,694        1,759
                                                                      147,953      144,961
 Loans:
   Commercial, financial and agricultural                              46,766       43,803
   Real estate-construction                                             4,115        5,429
   Real estate-commercial mortgage                                     46,576       44,750
   Real estate-residential mortgage                                   131,313      130,196
   Consumer                                                            66,789       65,162
                                                                      295,559      289,340
 Less: Allowance for loan losses                                       (3,622)      (3,405)
   Net loans                                                          291,937      285,935
 Premises and equipment                                                 7,194        7,236
 Accrued interest receivable                                            3,171        2,938
 Other assets                                                           5,168        2,790
     TOTAL ASSETS                                                    $501,325  $   470,093

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Deposits:
     Non-interest bearing                                            $ 37,883  $    33,827
     Interest bearing                                                 362,137      330,181
                                                                      400,020      364,008
   Borrowed Funds:
     Short-term                                                        12,792       15,651
     Long-term                                                         48,968       49,136
                                                                       61,760       64,787
   Accrued interest payable                                             3,633        2,453
   Other liabilities                                                    1,395        1,468
   Dividends payable                                                      433          433
     TOTAL LIABILITIES                                                467,241      433,149

 Shareholders' Equity
   Preferred stock, $2.50 par value; authorized, 2,000,000 shares;
     no shares issued or outstanding                                        -            -
   Common Stock, $.83 par value; authorized, 9,000,000 shares;
     issued and outstanding: 1999-3,918,105 shares;
     1998-3,935,537 shares                                              3,252        3,270
   Surplus                                                             18,786       19,144
   Accumulated other comprehensive income                              (2,622)       1,204
   Retained earnings                                                   14,668       13,326
     TOTAL SHAREHOLDERS' EQUITY                                        34,084       36,944
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $501,325  $   470,093
Book value per share                                                 $   8.70  $      9.38

 See accompanying notes.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Statements of Income
(Unaudited: in thousands of dollars, except per share data)



                                                  Three months ended
                                                        June 30,
                                                  1999            1998
INTEREST INCOME

  Interest and fees on loans                    $ 6,016         $ 6,074
  Interest on federal funds sold                    188              73
  Interest on short-term investments                 35               -
  Interest on investment securities:
    Taxable                                       1,538           1,311
    Tax-exempt                                      569             346
                                                  2,107           1,657
     TOTAL INTEREST INCOME                        8,346           7,804

INTEREST EXPENSE

  Interest on deposits                            3,493           3,356
  Interest on borrowed funds                        827             577
     TOTAL INTEREST EXPENSE                       4,320           3,933
     NET INTEREST INCOME                          4,026           3,871
PROVISION FOR LOAN LOSSES                           195             210
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            3,831           3,661

NET SECURITIES GAINS                                 85             384

OTHER INCOME

  Trust and investment services income              290             229
  Services charges on deposit accounts              407             313
  Other operating income                            263             272
   TOTAL OTHER INCOME                               960             814

OTHER EXPENSE

  Salaries                                        1,408           1,406
  Employee benefits                                 307             292
  Occupancy expense                                 238             242
  Equipment expense                                 305             268
  Marketing and advertising                         112             131
  Professional and service fees                     352             230
  Other operating expense                           701             886
   TOTAL OTHER EXPENSE                            3,423           3,455
   INCOME BEFORE INCOME TAXES                     1,453           1,404
INCOME TAXES                                        309             371
     NET INCOME                                 $ 1,144         $ 1,033

PER SHARE DATA

  Net income - basic and diluted                $  0.29         $  0.26
  Cash dividends declared                       $  0.11         $  0.10

See notes to consolidated financial statements.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                Six months ended
                                                June 30,
                                                  1999            1998
INTEREST INCOME

  Interest and fees on loans                     $11,888         $11,971
  Interest on federal funds sold                     358              94
  Interest on short-term investments                  67               6
  Interest on investment securities:
    Taxable                                        3,037           2,556
    Tax-exempt                                     1,054             654
                                                   4,091           3,210
     TOTAL INTEREST INCOME                        16,404          15,281

INTEREST EXPENSE

  Interest on deposits                             6,862           6,545
  Interest on borrowed funds                       1,657           1,120
     TOTAL INTEREST EXPENSE                        8,519           7,665
     NET INTEREST INCOME                           7,885           7,616
PROVISION FOR LOAN LOSSES                            390             655
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                             7,495           6,961

NET SECURITIES GAINS                                 161             732

OTHER INCOME

  Trust and investment services income               576             464
  Service charges on deposit accounts                786             609
  Other operating income                             613             469
   TOTAL OTHER INCOME                              1,975           1,542

OTHER EXPENSE

  Salaries                                         2,793           2,788
  Employee benefits                                  605             572
  Occupancy expense                                  464             472
  Equipment expense                                  603             540
  Marketing and advertising                          223             262
  Professional and service fees                      711             418
  Other operating expense                          1,412           1,497
   TOTAL OTHER EXPENSE                             6,811           6,549
     Income before income taxes                    2,820           2,686
INCOME TAXES                                         612             712
     NET INCOME                                  $ 2,208         $ 1,974

PER SHARE DATA

  Net income - basic and diluted                 $  0.56         $  0.50
  Cash dividends declared                           0.22            0.20

See accompanying notes.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited in thousands)

                                                                           Six months ended
                                                                            June 30,
                                                                              1999      1998
OPERATING ACTIVITIES

Net income                                                                  $  2,208  $  1,974
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                                    390       655
    Provision for depreciation and amortization                                  543       489
    Securities gains                                                            (161)     (732)
    (Increase) decrease in net deferred tax assets                               147       (32)
    Decrease in interest receivable                                             (233)      (82)
    Increase in interest payable                                               1,180       781
    Increase in other assets                                                    (554)      141
    Increase (decrease) in other liabilities                                    (408)      321
    Increase in accrued taxes                                                    335      (281)
    Loans originated for sale                                                 (7,159)   (8,262)
    Proceeds from sale of loans originated for sale                            8,442     8,170
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                                     4,730     3,142

INVESTING ACTIVITIES

Net increase in loans                                                         (7,675)  (10,255)
Proceeds from sale of loans                                                        -     4,981
Proceeds from sale of avaliable-for-sale investment securities                27,369    10,322
Proceeds from maturities of investment securities                              9,775     7,773
Purchases of investment securities                                           (45,772)  (33,798)
Proceeds from maturities of short-term investments                             8,000     1,600
Purchases of short-term investments                                           (7,963)       (3)
Purchases of premises and equipment                                             (501)     (931)
      NET CASH USED IN
      INVESTING ACTIVITIES                                                   (16,767)  (20,311)

FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
  money market accounts, and savings accounts                                 16,959    14,052
Net increase (decrease) in certificates of deposit and other time deposits    19,053     8,418
Net increase (decrease) in borrowed funds                                     (3,027)    4,661
Cash dividends paid                                                             (866)     (765)
Cash paid in lieu of fractional shares                                             -        (9)
Proceeds from issuance of common stock                                            56       405
Repurchase and retirement of common stock                                       (432)        -
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                                    31,743    26,762

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              19,706     9,593

Cash and cash equivalents at beginning of year                                26,174    19,718
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 45,880  $ 29,311

See accompanying notes.

     HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

     Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of June 30, 1999, and December 31, 1998, the results of its operations for the three months and six months ended
June 30, 1999 and 1998 and cash flows for the six months ended June
30, 1999 and 1998.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(4) Net income (basic and diluted) and cash dividends per share are based on the weighted average number of shares outstanding which were 3,937,375 during the quarter ended June 30, 1999 and 3,934,807 during the quarter ended June 30, 1998; 3,939,344 during the six months ended June 30, 1999; and 3,928,313 during the six months ended June
30, 1998. The effect of dilutive securities for these periods was immaterial.

(5) The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(6) Management maintains the allowance for loan losses at a level believed adequate to absorb potential future losses in the portfolio. Factors considered in evaluating the adequacy of the allowance include potential specific losses, past loan loss experience, the volume, growth and composition of the loan portfolio and the current economic conditions and trends.

(7) Comprehensive income and its components for the quarter and six months ended June 30, are as follows:

                                                    Quarter      Six months
                                                     Ended          Ended
                                                 1999    1998    1999   1998
   Net income                                 $ 1,144  $1,033 $ 2,208 $1,974
   Adjustment to net unrealized gains and losses
      on securities available-for-sale, net of
      tax effects and reclassification adjustment
      for gains included in net income         (3,388)     75  (3,826)  (104)
      Comprehensive Income                    $(2,244) $1,108 $(1,618)$1,870

Accumulated other comprehensive income consists of the net unrealized gain/loss on securities available-for-sale, net of tax effects.

(8) In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of derivative instruments as assets or liabilities, measured at fair value. In July, 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133". This standard delayed the effective date for FASB 133 to fiscal years beginning after June 15, 2000. The Corporation is not currently involved in any transactions which fall under the definitions of this standard, therefore it is not expected to have an impact on its' liquidity, capital resources or results of operations.

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

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations:

     The consolidated operations of Hanover Bancorp Inc., (the "Corporation") are derived primarily from the operations of its wholly-owned subsidiary, the Bank of Hanover and Trust Company (the "Bank"). The following discussion and analysis sets forth results of operations through the Second quarter of 1999, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

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


Second Quarter of 1999 Compared to Second Quarter of 1998:

     Net income for the three months ended June 30, 1999, increased $111,000 or 10.7% from 1998 while earnings per share (EPS) increased $.03 or 11.5% during the same period. Return on average core equity (all equity accounts except accumulated other comprehensive income) improved from 12.05% in 1998 to 12.36% in 1999.

     Net interest income on a fully taxable equivalent basis was $4.4 million for the quarter ended June 30, 1999, an increase of $264,000 or 6.4% from 1998's level of $4.1 million. This increase was due to higher earning asset levels of $59.2 million, which was driven by deposit and loan growth and increased investment security activity. Net interest margin decreased 30 basis points from 4.11% in 1998 to 3.81% in 1999. Since deposit growth outpaced loan growth during this period, much of the excess funding was deployed in the investment portfolio. The Corporation also utilized Federal Home Loan Bank of Pittsburgh (FHLB) borrowings to fund additional investment security activity. As a result, this growth generated narrower spreads which lowered the margin.

     The provision for loan losses during the second quarter of 1999 was $195,000 compared to $210,000 for 1998. The Corporation makes provisions as necessary to maintain the allowance at a level adequate to absorb potential future losses within the portfolio.

Securities gains decreased from $384,000 during the three months ended June 30, 1998 to $85,000 for the same period in 1999. This decrease was due to lower equity gains realized from the Corporation's bank stock portfolio.

Other income for the three months ended June 30, 1999 increased $146,000 or 17.9% over the same period in 1998. The increase in trust and investment services income is reflective of growth in assets under management. Service charges on deposit accounts increased primarily as a result of higher overdraft fees related to fee increases in the second half of 1998 and operational changes.

Total other expense during the second quarter of 1999 was $32,000 or 0.9% lower than in 1998. The prior year included the recognition of a $252,000 loss related to the termination of the Bank's pension plan. Excluding this non-recurring item, other expense increased $220,000 or 6.9%. This increase was principally due to professional and service fees resulting from the contracting of PC help desk and network administration functions, costs related to technology consulting, and the contracting of certain investment services record keeping. Salary expense was affected by a lower level of FTEs within the technology group due to the contracting of the functions mentioned above. The resulting efficiency ratio (the cost to generate one dollar of revenue) for the three months ended June 30, 1999 was 64.43% compared to 65.33% a year ago.
     The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 21.3% for the quarter ended June 30, 1999 compared to 26.4% rate in 1998. The decrease from period to period was a result of a higher level of tax free income during 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30 1998:

Earnings for the six months ended June 30, 1999 increased $234,000 or 11.9% and earnings per share (EPS) increased $.06 or 12.0% over the same period in 1998. The return on average core equity (all equity accounts except accumulated other comprehensive income) was 12.05% in 1999 versus 11.68% in 1998.

Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1999 increased $469,000 or 5.8% from the same period in 1998. This increase was due to higher earning asset levels, driven by loan and deposit growth and increased investment security activity. Net interest margin decreased 35 basis points from 4.14% in 1998 to 3.78% in 1999. As discussed previously, this decrease was due primarily to the deployment of excess funding in the investment portfolio at relatively narrow spreads.

The provision for loan losses during the first half of 1999 decreased $265,000 over the same period in 1998. The Corporation makes provisions as necessary to maintain the allowance at a level adequate to absorb potential future losses within the portfolio.

Securities gains decreased $571,000 during the period ended June 30, 1999 from the same period in 1998. This decrease was due to a decreased level of gains realized from the Corporation's bank stock portfolio.

Other income for the six months ended June 30, 1999 increased $433,000 or 28.1% over 1998. The increase in trust and investment services income is reflective of growth in assets under management. Service charges on deposit accounts increased primarily due to higher overdraft fees, as discussed previously. The increase in other operating income was largely related to higher income realized through mortgage origination activity.

Total other expense during the first half of 1999 was $6.8 million, an increase of $262,000 or 4.0% from 1998. The previous year included the recognition of a $252,000 loss related to the termination of the Bank's pension plan. Excluding this non-recurring item, other expense increased $514,000 or 8.2%. This increase was principally due to professional and service fees resulting from the contracting of PC help desk and network administration functions, costs related to technology consulting, the contracting of certain investment services record keeping and increased recruiting expenses. The nominal increase in salary expense was reflective of a lower level of FTE's within the technology group due to the contracting of the functions noted above. The resulting efficiency ratio (the cost to generate one dollar of revenue) for the six months ended June 30, 1999 was 65.04% compared to 65.80% in 1998.

     The Corporation recognized an income tax provision which resulted in an effective tax rate of 21.7% for the period ended June 30, 1999 down from the 26.5% rate in 1998. The decrease was the result of a greater proportion of tax free assets to earning assets in 1999 relative to 1998 as well as additional state corporate income taxes incurred at the parent company in the prior year.



Financial Condition

Continued strong growth in the Bank's deposit base enabled the Corporation to surpass the milestone of $500 million during the second quarter of 1999.

Deposits are the most important funding source and the primary support for the Corporation's growth. During the first six months of 1999, total deposits increased $36.0 million or 9.9%. This growth came in nearly all categories of deposits but particularly in the demand and money market categories and certificates of deposit (CDs). Overall, deposit growth was positively impacted by the continued consolidation within the local marketplace. Borrowed funds, the other primary funding source, decreased due to a decrease in repurchase agreements during the first half of 1999.

The Corporation uses these funding sources to support its lending and investing activities. Net loans outstanding increased by $6.0 or 2.1% from December 31, 1998 to June 30, 1999. The growth was principally the result of increases in the commercial and consumer categories.

Investment securities increased $3.0 million or 2.1% through the first six months of 1999 while federal funds sold and other short-term investments increased by $18.2 million during this period. The increase federal funds sold and other short-term investments reflects the mismatch between deposit and loan growth and management's expectation that loan growth will utilize a portion of these funds over time.

Trends in Sources and Uses of Funds
(in thousands, except percentages)

                                                   June 30,  December 31 Change
                                                     1999       1998        $       %
Funding Sources
  Deposits                                         $400,020  $  364,008  $36,012   9.9%
  Borrowed funds                                     61,760      64,787   (3,027) (4.7%)
  Other liabilities                                   5,461       4,354    1,107  25.4%
  Shareholders' equity                               34,084      36,944   (2,860) (7.7%)
    TOTAL SOURCES                                  $501,325  $  470,093  $31,232   6.6%

Funding Uses
  Loans                                            $291,937  $  285,935  $ 6,002   2.1%
  Investment securities                             147,953     144,961    2,992   2.1%
  Federal funds sold and short-term investments      26,858       8,694   18,164 208.9%
  Other assets                                       34,577      30,503    4,074  13.4%
    TOTAL USES                                     $501,325  $  470,093  $31,232   6.6%


Capital Resources and Dividends

The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets or exceeds all regulatory requirements.

At June 30, 1999, total shareholders' equity was $34.1 million, a decrease of $2.9 million from December 31, 1998. This change consisted of an increase of $966,000 in capital stock, surplus and undivided profits (core equity) and a decrease of $3.8 million in accumulated other comprehensive income (unrealized gains on AFS securities). The increase in the core equity was primarily the result of earnings retained. This was partially offset by the repurchase of the Corporation's common stock, as discussed below. The decrease in accumulated other comprehensive income resulted from the higher level of market interest rates which negatively effects the market value of debt securities and lower valuations within the bank stock portfolio.

On April 17, 1998, the Board of Directors declared a 4-for-3 stock split which was paid June 1, 1998 to shareholders of record May 1, 1998. The primary objective of this split was to enhance liquidity and improve marketability by increasing the number of shares outstanding, while maintaining the strong market climate for Hanover Bancorp stock. Another tool available to management for capital management and supporting the market for the Corporation's stock is the repurchase program approved April 18, 1997 by the Board of Directors. During the second quarter of 1999, 25,733 shares were repurchased at a total cost of $432,000. As of June 30, 1999, 132,194 shares were still available for purchase under the program which originally authorized 186,667 shares (adjusted for the stock split). This program and a prior program have benefited the Corporation in terms of improved EPS and ROE, two performance factors key to driving shareholder value.

During the quarter ended June 30, 1999, the Board of Directors declared a cash dividend of $.11 per share payable August 1, 1999, an increase of $.01 or 10.0% per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

As can be seen by the following tables, the Corporation and the Bank remain well capitalized as defined by the regulatory authorities.

                                            June 30,   December 31,
                                              1999         1998
Hanover Bancorp, Inc.
     Tier 1 capital to risk-adjusted assets  11.74%       12.02%
     Total capital to risk-adjusted assets   12.94%       13.16%
     Leverage ratio                           7.59%        8.04%

Bank of Hanover and Trust Company
     Tier 1 capital to risk-adjusted assets   9.82%       10.43%
     Total capital to risk-adjusted assets   11.02%       11.60%
     Leverage ratio                           6.31%        6.93%

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

Asset Quality and Allowance for Loan Losses:


The following table illustrates the Corporation's nonperforming asset position as of June 30, 1999 compared to its position at December 31, 1998.

                                                   June 30,     December 31,
                                                      1999         1998
Non-accrual loans                                   $    270     $    517
Accruing loans past due 90 days or more                  288          425
Restructured loans                                         -            -
Other real estate and other
  repossessed assets                                     121           81
Total non-performing assets                         $    679     $  1,023


Non-accrual loans by category

Commercial, financial and agricultural              $      -     $     81
Real estate-construction                                  80            -
Real estate-mortgage                                     184          426
Consumer                                                   6           10
                                                    $    270     $    517

Past due loans by category

Commercial, financial and agricultural              $     79     $    153
Real estate-construction                                   -            -
Real estate-mortgage                                     204          204
Consumer                                                   5           68
                                                    $    288     $    425

Restructured loans by category

Commercial, financial and agricultural              $      -     $      -
Real estate-construction                                   -            -
Real estate-mortgage                                       -            -
Consumer                                                   -            -
                                                    $      -     $      -

Nonperforming assets were .23% of total loans at June 30, 1999 compared to
 .35% at December 31, 1998. In addition, potential problem loans at June 30, 1999, as determined by the Corporation's internal review process, were $1..2 million, the same level for December 31, 1998. Of these amounts, $327,000 and $379,000 were considered impaired under FASB 114 for June 30, 1999 and December 31, 1998, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                                  Period ended
                                                    June 30,
                                              1999           1998
Balance at beginning of period              $3,405          $2,908
Recoveries on loans                            229             108
Provision charged to operations                390             655
Loans charged-off                             (402)           (388)
Balance at end of period                    $3,622          $3,283

The Corporation remains committed to making provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $390,000 was made during the first six months of 1999 compared to $655,000 during the prior year. Net charge-offs for the period ended June 30, 1999 were $173,000 compared to net charge-offs of $280,000 for the same period in 1998. The resulting allowance for loan losses at June 30, 1999 was $3.6 million in comparison to $3.3 million at June 30, 1998. This allowance approximated 1.23% of total loans and 533% of nonperforming assets at June 30, 1999 versus 1.16% and 279% at June 30 1998. Management feels that the allowance for loan losses is adequate to cover potential future losses within the overall portfolio.


Liquidity

Liquidity is the ability to meet funding requirements of customers' deposit withdrawals or credit needs at a reasonable cost. The Corporation's Asset/Liability Management Committee (ALCO) has established policies and procedures to control its liquidity position and to provide for potential future needs. The Corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 74.1% at June 30, 1999, while CDs over $100,000 and other borrowed funds to total assets was 18.1%. To manage its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet.

On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At June 30, 1999, the balance of the federal funds sold was $26.8 million while a total of $16.2 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $9.3 million in loan principal repayments and $1.0 million in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first six months of 1999.

The Corporation maintains borrowing agreements with several correspondent banks and the Discount Window at the Federal Reserve Bank of Philadelphia. In addition, it has access to the FHLB for permanent funding needs. Through these relationships, the Corporation has available short-term credit of approximately $10.0 million and permanent funding of approximately $51.8 million.

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

Gap analysis assigns each interest earning asset and interest bearing liability to a time frame reflecting its next repricing or maturity date. Incorporated into this process are the trends in prepayments on loan balances and mortgage-backed securities. The difference between total interest-sensitive assets and liabilities at each time frame represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, since more assets will reprice than liabilities. The opposite is true for a negative gap position. The Corporation had a cumulative gap within one year at June 30, 1999 of
negative $13.7 million or 2.74% of total assets.   At December 31, 1998, the
Corporation had a positive gap of $19.5 million or 4.15% of total assets. This shift to a fairly neutral gap from December 31, 1998 to June 30, 1999 was largely the result of extending maturities in the investment portfolio and a block of certificates of deposit falling within the one year time frame.

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

Based on the results of the simulation model as of June 30, 1999, the Corporation would expect net interest income to decrease over the next twelve months by 2.9% assuming an immediate upward shift in market interest rates of 200 basis points, and to increase by 0.3% if rates shifted downward in the same manner. At December 31, 1998, net interest income was expected to decrease by .9% in the upward scenario and to decrease by 1.5% in the downward scenario. The simulation results are largely affected by the Corporation's holdings of approximately $43 million of convertible
FHLB borrowings. These borrowings contain features which allow the FHLB to convert them from fixed rate to variable rate after a specified time period. The model assumes that in the upward scenario the FHLB would exercise these options as soon as they become available. This explains why both the up and down scenarios are showing similar results (i.e. in the up scenario, the additional income realized due to the asset sensitivity is offset by the repricing advances). Consistent with the gap analysis, the change to a more negative position from December 31, 1998 to June 30, 1999 is due to extended maturities in the investment portfolio and increased certificate of deposit maturities within one year.


YEAR 2000

Many older computer programs were designed using two digits rather than four to define the year. This date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. This situation, known by many as the Year 2000 (Y2K) issue, applies not only to the systems utilized by the Corporation, but also to the systems utilized by customers, creditors, vendors and suppliers of the Corporation.

To address Year 2000 issues, the Corporation adopted a policy and strategic project plan using guidelines established by the Federal Financial Institutions Examination Council (FFIEC). The Corporation completed all mission-critical aspects of the Year 2000 project plan and had substantially all necessary system changes implemented in advance of the regulatory deadline of June 30, 1999. A corporate-wide Year 2000 task force continues to meet to discuss upcoming projects and assess progress. Senior Management and the Board of Directors closely monitor the Year 2000 project using a progress report and internal audits. On a regular basis, bank examiners from the Federal Deposit Insurance Corporation (FDIC) have evaluated readiness for the Year 2000 to confirm that guidelines are met.

The Corporation has inventoried and assessed all software, hardware and systems for Year 2000 readiness. Any non-compliant items were upgraded or replaced. Testing ensured that all mission-critical systems would function correctly in the year 2000 and beyond, properly handling all date-sensitive data. The rigorous testing procedures encompassed the ATM network, telephone banking system, core processing system, internal PC network, internal and external interfaces and mission-critical software. The vendor of the core processing system tested all 13 critical dates outlined in FFIEC guidance. The Corporation tested each critical date based upon assessed exposure to date sensitivities. Doing so ensured that vendor test results were repeatable within the Corporation's specific system parameters. The Corporation's internal auditor reviewed test results from all hardware, software and systems. The Corporation completed mission-critical testing by June 30, 1999.

To minimize customer inconvenience and facilitate a "business as usual" environment, the Corporation developed contingency plans in the event of unexpected Year 2000 problems. The Corporation has updated its disaster recovery plan and assigned corporate-wide team leaders. This plan encompasses contingencies for mission-critical mainframe and PC-based applications, third-party relationships and environmental systems. A Year 2000 contingency plan was also developed. This plan addresses aspects outside of the locus of control such as telecommunications, electric companies and other utility companies. The procedures in the disaster recovery and Year 2000 contingency plans will be reassessed for thoroughness and validity on a quarterly basis.

Utilizing information from written vendor surveys, Internet sites and internal testing, the Corporation has assessed the year 2000 readiness of vendors and service providers. Those assessed include application software vendors, automated clearinghouses, electronic payment systems (Federal Reserve), equipment, telecommunication and utility companies. The FDIC is also monitoring the readiness of the Corporation's ATM and core processing system providers. The Corporation has determined that all infrastructure components are Year 2000 compliant, including ATM machines, safe deposit boxes, vaults, security systems, office equipment, lighting and heating and cooling systems. Using a written survey and contacts with loan officers, the Corporation has assessed the Year 2000 readiness of customers holding significant commercial loans. The Corporation has established Year 2000 compliance as a factor in its credit decisions and loan documentation.

A central component of the Year 2000 project is customer and shareholder awareness of the issue and the steps taken by the Corporation. All branches and the Teleservices area have been educated on the Year 2000 issue. Customer concerns are being addressed using statement brochures, lobby brochures, posters and informational handouts. To facilitate shareholder awareness, a brochure describing the Corporation's Year 2000 effort was included in the fourth quarter 1998 report. As a public service, the Corporation informed business customers about the Small Business Administration Year 2000 hot line in commercial statements from December 1998 through January 1999.

The cost of becoming Year 2000 compliant has been insignificant to date and management believes that the remaining costs will not have a material impact on future results of operations.

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



                                         HANOVER BANCORP, INC.



Date: August 13, 1999                    /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: August 13, 1999                    /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)