Form 10-Q
period 1999-09-30
HANOVER BANCORP INC
filed 1999-11-15
CIK 713094

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999

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

CLASS                            OUTSTANDING September 30, 1999
        Common Stock,           3,906,080 shares

 par value $.83 per share

INDEX


HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES



                                                                     Page #
Part I.  Financial Information

        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 September 30, 1999 and December 31, 1998 . . . . . . . ..  3

                 Consolidated Statements of Income -
                 Three Months Ended September 30, 1999 and 1998  . . . . .  4

                 Consolidated Statements of Income -
                 Nine Months Ended September 30, 1999 and 1998 .  . . . . . 5

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1999 and 1998  .. . . . .  6

                 Notes to Consolidated Financial Statements . . . . . . . . 7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . 9


Part II.        Other Information

        Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  22

        Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  22
        Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  22

        Item 4.  Submission of Matters to a Vote of Security Holders. .  22

        Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  22

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  22


  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Part I. Financial Information

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited: in thousands of dollars, except per share data)

                                                                    September 30,December 31,
                                                                        1999         1998
ASSETS
 Cash and due from banks                                             $    21,867  $    17,539
 Federal funds sold                                                       18,696        8,635
   Cash and cash equivalents                                              40,563       26,174
 Interest bearing deposits with other banks                                   28           59
 Short-term investments                                                      398            -
 Investment securities:
   Available-for-sale                                                    160,817      143,202
   Held-to-maturity (market value - $1,681 and $1,794, respectively)       1,673        1,759
                                                                         162,490      144,961
 Loans:
   Commercial, financial and agricultural                                 45,783       43,803
   Real estate-construction                                                4,195        5,429
   Real estate-commercial mortgage                                        47,787       44,750
   Real estate-residential mortgage                                      129,881      130,196
   Consumer                                                               66,389       65,162
                                                                         294,035      289,340
 Less: Allowance for loan losses                                          (3,737)      (3,405)
   Net loans                                                             290,298      285,935
 Premises and equipment                                                    7,126        7,236
 Accrued interest receivable                                               3,325        2,938
 Other assets                                                              5,654        2,790
     TOTAL ASSETS                                                    $   509,882  $   470,093

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Deposits:
     Non-interest bearing                                            $    36,105  $    33,827
     Interest bearing                                                    373,118      330,181
                                                                         409,223      364,008
   Borrowed Funds:
     Short-term                                                           13,352       15,651
     Long-term                                                            48,264       49,136
                                                                          61,616       64,787
   Accrued interest payable                                                3,575        2,453
   Other liabilities                                                       1,163        1,468
   Dividends payable                                                         470          433
     TOTAL LIABILITIES                                                   476,047      433,149

 Shareholders' Equity
   Preferred stock, $2.50 par value; authorized, 2,000,000 shares;
     no shares issued or outstanding                                           -            -
   Common Stock, $.83 par value; authorized, 9,000,000 shares;
     issued and outstanding: 1999-3,906,080 shares;
     1998-3,940,375 shares                                                 3,242        3,270
   Surplus                                                                18,599       19,144
   Accumulated other comprehensive income                                 (3,405)       1,204
   Retained earnings                                                      15,399       13,326
     TOTAL SHAREHOLDERS' EQUITY                                           33,835       36,944
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   509,882  $   470,093

Book value per share                                                 $      8.66  $      9.38

 See accompanying notes.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
Consolidated Statements of Income
(Unaudited: in thousands of dollars, except per share data)



                                                Three months ended
                                                September 30,
                                                  1999            1998
INTEREST INCOME

  Interest and fees on loans                  $   6,093       $   6,077
  Interest on federal funds sold                    274             164
  Interest on short-term investments                  -               -
  Interest on investment securities:
    Taxable                                       1,680           1,376
    Tax-exempt                                      607             359
                                                  2,287           1,735
     TOTAL INTEREST INCOME                        8,654           7,976

INTEREST EXPENSE

  Interest on deposits                            3,737           3,522
  Interest on borrowed funds                        836             591
     TOTAL INTEREST EXPENSE                       4,573           4,113
     NET INTEREST INCOME                          4,081           3,863
PROVISION FOR LOAN LOSSES                           150             210
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            3,931           3,653

NET SECURITIES GAINS                                 90             142

OTHER INCOME

  Trust and investment services income              306             250
  Services charges on deposit accounts              414             319
  Other operating income                            249             238
   TOTAL OTHER INCOME                               969             807

OTHER EXPENSE

  Salaries                                        1,494           1,437
  Employee benefits                                 287             251
  Occupancy expense                                 245             232
  Equipment expense                                 314             272
  Marketing and advertising                          96             104
  Professional and service fees                     317             242
  Other operating expense                           708             596
   TOTAL OTHER EXPENSE                            3,461           3,134
   INCOME BEFORE INCOME TAXES                     1,529           1,468
INCOME TAXES                                        329             379
     NET INCOME                               $   1,200       $   1,089

PER SHARE DATA

  Net income - basic and diluted              $    0.31       $    0.28
  Cash dividends declared                     $    0.12       $    0.11

See accompanying notes.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
Consolidated Statements of Income
(Unaudited: in thousands of dollars, except per share data)

                                                Nine months ended
                                                September 30,
                                                  1999            1998
INTEREST INCOME

  Interest and fees on loans                     $17,981         $18,048
  Interest on federal funds sold                     632             258
  Interest on short-term investments                  67               6
  Interest on investment securities:
    Taxable                                        4,717           3,932
    Tax-exempt                                     1,661           1,013
                                                   6,378           4,945
     TOTAL INTEREST INCOME                        25,058          23,257

INTEREST EXPENSE

  Interest on deposits                            10,599          10,067
  Interest on borrowed funds                       2,493           1,711
     TOTAL INTEREST EXPENSE                       13,092          11,778
     NET INTEREST INCOME                          11,966          11,479
PROVISION FOR LOAN LOSSES                            540             865
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            11,426          10,614

NET SECURITIES GAINS                                 251             874

OTHER INCOME

  Trust and investment services income               882             714
  Service charges on deposit accounts              1,200             928
  Other operating income                             862             707
   TOTAL OTHER INCOME                              2,944           2,349

OTHER EXPENSE

  Salaries                                         4,287           4,225
  Employee benefits                                  892             823
  Occupancy expense                                  709             704
  Equipment expense                                  917             812
  Marketing and advertising                          319             366
  Professional and service fees                    1,028             660
  Other operating expense                          2,120           2,093
   TOTAL OTHER EXPENSE                            10,272           9,683
     Income before income taxes                    4,349           4,154
INCOME TAXES                                         941           1,091
     NET INCOME                                  $ 3,408         $ 3,063

PER SHARE DATA

  Net income - basic and diluted                 $  0.87         $  0.78
  Cash dividends declared                        $  0.34         $  0.31

See accompanying notes.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited: in thousands of dollars)

                                                                           Nine months ended
                                                                           September 30,
                                                                              1999      1998
OPERATING ACTIVITIES

Net income                                                                  $  3,408  $  3,063
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                                    540       865
    Provision for depreciation and amortization                                  825       743
    Securities gains                                                            (251)     (874)
    (Increase) decrease in net deferred tax assets                               147       (32)
    Increase in interest receivable                                             (387)     (134)
    Increase in interest payable                                               1,122       649
    (Increase) decrease in other assets                                         (636)      185
    Increase (decrease) in other liabilities                                    (233)      179
    Decrease in accrued taxes                                                    (72)     (332)
    Loans originated for sale                                                (10,264)  (11,795)
    Proceeds from sale of loans originated for sale                           11,598    11,739
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                                     5,797     4,256

INVESTING ACTIVITIES

Net increase in loans                                                         (6,237)  (14,814)
Proceeds from sale of loans                                                        -     7,919
Proceeds from sale of avaliable-for-sale investment securities                28,277    10,617
Proceeds from maturities of investment securities                             14,274    11,667
Purchases of investment securities                                           (66,813)  (44,531)
Proceeds from maturities of short-term investments                             8,000     1,602
Purchases of short-term investments                                           (8,367)        -
Purchases of premises and equipment                                             (715)   (1,020)
      NET CASH USED IN
      INVESTING ACTIVITIES                                                   (31,581)  (28,560)

FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
  money market accounts, and savings accounts                                 25,506    17,836
Net increase in certificates of deposit and other time deposits               19,709    12,044
Net increase (decrease) in borrowed funds                                     (3,171)    4,621
Cash dividends paid                                                           (1,298)   (1,160)
                                                                                   -        (8)
Proceeds from issuance of common stock                                           130       461
Repurchase and retirement of common stock                                       (703)        -
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                                    40,173    33,794

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              14,389     9,490

Cash and cash equivalents at beginning of year                                26,174    19,718
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 40,563  $ 29,208

See accompanying notes.

        HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

        Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc.'s financial position as of September 30, 1999, and December 31, 1998, the results of its operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's
Annual Report on Form 10-K for the year ended December 31, 1998.

(4) Net income (basic and diluted) and cash dividends per share are based on the weighted average number of shares outstanding which were 3,917,974 during the quarter ended September 30, 1999 and 3,937,258 during the quarter ended September 30, 1998; 3,932,143 during the nine months ended September 30, 1999; and 3,931,327 during the nine months ended September 30, 1998. The effect of dilutive securities for these periods was immaterial.

(5) The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

(6) Management maintains the allowance for loan losses at a level believed adequate to absorb potential future losses in the portfolio. Factors considered in evaluating the adequacy of the allowance include potential specific losses, past loan loss experience, the volume, growth and composition of the loan portfolio and the current economic conditions and trends.

(7) Comprehensive income and its components for the quarter and nine months ended September 30, are as follows:


                                                    Quarter      Nine months
                                                     Ended          Ended
                                                 1999    1998    1999   1998

   Net income                                  $1,200  $1,089  $3,408  $3,063
   Adjustment to net unrealized gains and losses
      on securities available-for-sale, net of
      tax effects and reclassification adjustment
      for gains included in net income           (783)   (293) (4,609)   (397)
         Comprehensive Income                   $ 417   $ 796 $(1,201) $2,666

Accumulated other comprehensive income consists of the net unrealized gain/loss on securities available-for-sale, net of tax effects.

(8) In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of derivative instruments as assets or liabilities, measured at fair value. In July 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133". This standard delayed the effective date for FASB 133 to fiscal years beginning after June 15, 2000. The Corporation is not currently involved in any transactions which fall under the definitions of this standard, therefore it is not expected to have an impact on its liquidity, capital resources or results of operations.

        In October 1998, FASB issued Statement No. 134, " Accounting for Mortgage Backed Securities Retained after the Securitization of
Mortgage Loans Held for Sale by a Mortgage Banking Enterprise".
This statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans, the classification of the resulting mortgage-backed securities be based on the ability and intent to sell or hold the securities.  This standard was effective on January
1, 1999.  The Corporation is not currently involved in any
transactions which fall under the definitions of this standard, therefore it has not had an impact on the Corporation's liquidity, capital resources or results of operations.
*********

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations:

        Hanover Bancorp, Inc. is a Pennsylvania business corporation that is a one-bank holding company with headquarters in Hanover, Pennsylvania. Bank of Hanover and Trust Company, the Corporation's wholly owned subsidiary, was incorporated in 1835. Hanover Bancorp's income is derived primarily from the operations of Bank of Hanover and Trust Company. HOVB Investment Co., a wholly owned subsidiary of the Corporation, was incorporated in Delaware during 1999. Its principal activity is the holding of and investing in equity securities.

The following discussion and analysis sets forth results of operations through the Third quarter of 1999, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the Corporation's liquidity, capital resources or operations.

All forward-looking information contained in this discussion and analysis is based on management's current knowledge of factors affecting the Corporation's business. Actual results may differ due to unforeseen events such as, but not limited to, a significant downturn in the economic environment, changes in interest rates, legislative changes or additional requirements mandated by the numerous regulatory authorities. All such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.


Third Quarter of 1999 Compared to Third Quarter of 1998:

Net income for the three months ended September 30, 1999, increased $111,000 or 10.2% from 1998 while earnings per share (EPS) increased $.03 or 10.7% during the same period. Return on average core equity (all equity accounts except accumulated other comprehensive income) improved from 12.52% in 1998 to 12.85% in 1999.

Net interest income on a fully taxable equivalent basis was $4.4 million for the quarter ended September 30, 1999, an increase of $306,000 or 7.4 from 1998's level of $4.1 million. This increase was due to higher earning asset levels of $57 million, which was driven by deposit and loan growth and increased investment security activity. Net interest margin decreased 22 basis points from 3.95% in 1998 to 3.73% in 1999. Since deposit growth outpaced loan growth during this period, much of the excess funding was deployed in the investment portfolio. The Corporation also utilized Federal Home Loan Bank of Pittsburgh (FHLB) borrowings to fund additional investment security activity. As a result, this growth generated narrower spreads, which lowered the margin.

The provision for loan losses during the third quarter of 1999 was $150,000 compared to $210,000 for 1998. The Corporation makes provisions as necessary to maintain the allowance at a level adequate to absorb potential future losses within the portfolio.

Securities gains decreased from $142,000 during the three months ended September 30, 1998 to $90,000 for the same period in 1999. This decrease was due to lower equity gains realized from the Corporation's bank stock portfolio.

Other income for the three months ended September 30, 1999 increased $162,000 or 20.1% over the same period in 1998. The increase in trust and investment services income is reflective of growth in assets under management. Service charges on deposit accounts increased primarily as a result of higher overdraft fees related to fee increases in the second half of 1998.

Total other expense during the third quarter of 1999 was $327,000 or 10.4% higher than in 1998. This increase was principally due to professional and service fees resulting from the contracting of PC help desk and network administration functions, costs related to technology consulting, legal fees and the contracting of certain investment services record keeping. The increase in other operating expense reflects additional telecommunications costs related to the Corporation's PC network and various operating losses.
 The resulting efficiency ratio (the cost to generate one dollar of revenue) for the three months ended September 30, 1999 was 64.41% compared to 64.03% a year ago.

        The level of tax-free income is the primary factor impacting the Corporation's effective tax rate. The Corporation recognized an income tax provision which resulted in an effective tax rate of 21.5% for the quarter ended September 30, 1999 compared to 25.8% rate in 1998. The decrease from period to period was a result of a higher level of tax free income during 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30 1998:

Earnings for the nine months ended September 30, 1999 increased $345,000 or 11.3% and earnings per share (EPS) increased $.09 or 11.5% over the same period in 1998. The return on average core equity (all equity accounts except accumulated other comprehensive income) was 12.32% in 1999 versus 11.96% in 1998.

Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1999 increased $788,000 or 6.5% from the same period in 1998. This increase was due to higher earning asset levels, driven by loan and deposit growth and increased investment security activity. Net interest margin decreased 31 basis points from 4.09% in 1998 to 3.78% in 1999. As discussed previously, this decrease was due primarily to the deployment of excess funding in the investment portfolio at relatively narrow spreads.

The provision for loan losses during the first nine months of 1999 decreased $325,000 over the same period in 1998. The Corporation makes provisions as necessary to maintain the allowance at a level adequate to absorb potential future losses within the portfolio.

Securities gains decreased $623,000 during the period ended September 30, 1999 from the same period in 1998. This decrease was due to a decreased level of gains realized from the Corporation's bank stock portfolio.

Other income for the nine months ended September 30, 1999 increased $595,000 or 25.3% over 1998. The increase in trust and investment services income is reflective of growth in assets under management. Service charges on deposit accounts increased primarily due to higher overdraft fees, as discussed previously. The increase in other operating income was largely related to higher income realized from loan origination activity and a change in classification of customer reimbursed loan origination fees.

Total other expense during the first nine months of 1999 was $10.3 million, an increase of $589,000 or 6.1% from 1998. The previous year included the recognition of a $252,000 loss related to the termination of the Bank's pension plan. Excluding this non-recurring item, other expense increased $841,000 or 8.9%. This increase was principally due to professional and service fees resulting from the contracting of PC help desk and network administration functions, costs related to technology consulting, the contracting of certain investment services record keeping and increased recruiting expenses. The increase in equipment expense principally reflects depreciation on technology-related capital items. The increase in other operating expense was in large part related to a change in classification of customer reimbursed loan origination fees. The resulting efficiency ratio (the cost to generate one dollar of revenue) for the nine months ended September 30, 1999 was 64.82% compared to 65.20% in 1998.

        The Corporation recognized an income tax provision which resulted in an effective tax rate of 21.6% for the period ended September 30, 1999 down from the 26.3% rate in 1998. The decrease was the result of a greater proportion of tax free assets to earning assets in 1999 relative to 1998 as well as additional state corporate income taxes incurred at the parent company in the prior year.



Financial Condition

Continued strong growth in the Bank's deposit base enabled the Corporation to surpass the milestone of $500 million during the second quarter of 1999.

Deposits are the most important funding source and the primary support for the Corporation's growth. During the first nine months of 1999, total deposits increased $45.2 million or 12.4%. This growth came in nearly all categories of deposits but particularly in the demand and money market categories and certificates of deposit (CDs). Overall, deposit growth was positively impacted by the continued consolidation within the local marketplace. Borrowed funds, the other primary funding source, decreased due to a decline in repurchase agreements.

The Corporation uses these funding sources to support its lending and investing activities. Net loans outstanding increased by $4.4 or 1.5% from December 31, 1998 to September 30, 1999. The growth was principally the result of increases in the commercial and consumer categories.

Investment securities increased $17.5 million or 12.1% through the first nine months of 1999 while federal funds sold and other short-term investments increased by $10.4 million during this period. The increase federal funds sold and other short-term investments reflects the mismatch between deposit and loan growth and management's expectation that loan growth will utilize a portion of these funds over time.

Trends in Sources and Uses of Funds
(in thousands, except percentages)

                                                  September 30, December 31 Change
                                                      1999         1998        $       %
Funding Sources
  Deposits                                        $    409,223  $  364,008  $45,215  12.4%
  Borrowed funds                                        61,616      64,787   (3,171) (4.9%)
  Other liabilities                                      5,208       4,354      854  19.6%
  Shareholders' equity                                  33,835      36,944   (3,109) (8.4%)
    TOTAL SOURCES                                 $    509,882  $  470,093  $39,789   8.5%

Funding Uses
  Loans                                           $    290,298  $  285,935  $ 4,363   1.5%
  Investment securities                                162,490     144,961   17,529  12.1%
  Federal funds sold and short-term investments         19,122       8,694   10,428 119.9%
  Other assets                                          37,972      30,503    7,469  24.5%
    TOTAL USES                                    $    509,882  $  470,093  $39,789   8.5%

Capital Resources and Dividends

The Corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets or exceeds all regulatory requirements.

At September 30, 1999, total shareholders' equity was $33.8 million, a decrease of $3.1 million from December 31, 1998. This change consisted of an increase of $1.5 million in capital stock, surplus and undivided profits (core equity) and a decrease of $4.6 million in accumulated other comprehensive income (unrealized gains on AFS securities). The increase in the core equity was primarily the result of earnings retained. This was partially offset by the repurchase of the Corporation's common stock, as discussed below. The decrease in accumulated other comprehensive income resulted from the higher level of market interest rates which negatively effects the market value of debt securities and lower valuations within the bank stock portfolio.

On April 17, 1998, the Board of Directors declared a 4-for-3 stock split which was paid June 1, 1998 to shareholders of record May 1, 1998. The primary objective of this split was to enhance liquidity and improve marketability by increasing the number of shares outstanding, while maintaining the strong market climate for Hanover Bancorp stock. Another tool available to management for capital management and supporting the market for the Corporation's stock is the repurchase program approved April 18, 1997 by the Board of Directors. During 1999, 42,888 shares were repurchased at a total cost of $703,000. As of September 30, 1999, 115,039 shares were still available for purchase under the program which originally authorized 186,667 shares (adjusted for the stock split). This program and a prior program have benefited the Corporation in terms of improved EPS and ROE, two performance factors key to driving shareholder value.

During the quarter ended September 30, 1999, the Board of Directors declared a cash dividend of $.12 per share payable November 1, 1999, an increase of $.01 or 9.1% per share from a year ago. The Corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the Corporation's asset growth.

As can be seen by the following tables, the Corporation and the Bank remain well capitalized as defined by the regulatory authorities.


                                               September 30,   December 31,
                                                   1999            1998
Hanover Bancorp, Inc.
        Tier 1 capital to risk-adjusted assets    11.64%          12.02%
        Total capital to risk-adjusted assets     12.83%          13.16%
        Leverage ratio                             7.53%           8.04%

Bank of Hanover and Trust Company
        Tier 1 capital to risk-adjusted assets     9.65%          10.43%
        Total capital to risk-adjusted assets     10.86%          11.60%
        Leverage ratio                             6.19%           6.93%

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

Asset Quality and Allowance for Loan Losses:


The following table illustrates the Corporation's nonperforming asset position as of September 30, 1999 compared to its position at December 31, 1998 (in thousands).

                                                   September 30,December 31,
                                                      1999         1998
Non-accrual loans                               $        387 $        517
Accruing loans past due 90 days or more                  205          425
Restructured loans                                         -            -
Other real estate and other
  repossessed assets                                     150           81
Total non-performing assets                     $        742 $      1,023


Non-accrual loans by category

Commercial, financial and agricultural          $        122 $         81
Real estate-construction                                  80            -
Real estate-mortgage                                     185          426
Consumer                                                   -           10
                                                $        387 $        517

Past due loans by category

Commercial, financial and agricultural          $         65 $        153
Real estate-construction                                   -            -
Real estate-mortgage                                     123          204
Consumer                                                  17           68
                                                $        205  $       425

Restructured loans by category

Commercial, financial and agricultural          $          - $          -
Real estate-construction                                   -            -
Real estate-mortgage                                       -            -
Consumer                                                   -            -
                                                $          - $          -

Nonperforming assets were .25% of total loans at September 30, 1999 compared to .35% at December 31, 1998. In addition, potential problem loans at September 30, 1999, as determined by the Corporation's internal review process, were $2.0 million, an increase of $.8 million from December 31, 1998. Of these amounts, $306,000 and $379,000 were considered impaired under FASB 114 for September 30, 1999 and December 31, 1998, respectively. Loans considered impaired under FASB 114 represent those potential problem loans which management feels are probable (as opposed to possible) to result in future noncompliance in addition to the Corporation's applicable nonaccrual loans and restructured loans.

Transactions in the allowance for loan losses were as follows:

                                                 Period ended
                                                 September 30,
                                              1999           1998

Balance at beginning of period              $3,405          $2,908
Recoveries on loans                            268             157
Provision charged to operations                540             865
Loans charged-off                             (476)           (559)
Balance at end of period                    $3,737          $3,371


The Corporation remains committed to making provisions in order to maintain a strong allowance relative to its level of specific potential losses and to its growing overall loan portfolio. A total provision of $540,000 was made during the first nine months of 1999 compared to $865,000 during the prior year. Net charge-offs for the period ended September 30, 1999 were $208,000 compared to net charge-offs of $402,000 for the same period in 1998. The resulting allowance for loan losses at September 30, 1999 was $3.7 million in comparison to $3.4 million at September 30, 1998. This allowance approximated 1.27% of total loans and 504% of nonperforming assets at September 30, 1999 versus 1.19% and 353% at September 30, 1998. Management feels that the allowance for loan losses is adequate to cover potential future losses within the overall portfolio.


Liquidity

Liquidity is the ability to meet funding requirements of customers' deposit withdrawals or credit needs at a reasonable cost. The Corporation's Asset/Liability Management Committee (ALCO) has established policies and procedures to control its liquidity position and to provide for potential future needs. The Corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 74.5% at September 30, 1999, while CDs over $100,000 and other borrowed funds to total assets was 17.9%. To manage its liquidity needs, the Corporation looks to a number of sources on both sides of its balance sheet.

On the asset side of the balance sheet, the Corporation relies on federal funds sold, short-term investments, maturities in the investment portfolio, principal repayments on outstanding loans and amortizing investment securities and sales of loans in the secondary markets. At September 30, 1999, the balance of the federal funds sold was $18.7 million while a total of $16.0 million of the Corporation's investment portfolio was scheduled to mature in one year or less. Additionally, an average of $10.5 million in loan principal repayments and $.9 million in mortgage-backed and asset-backed securities repayments were received by the Corporation during each month of the first nine months of 1999.
The Corporation maintains borrowing agreements with several correspondent banks and the Discount Window at the Federal Reserve Bank of Philadelphia. In addition, it has access to the FHLB for permanent funding needs.
Through these relationships, the Corporation has available short-term credit of approximately $10.0 million and permanent funding of approximately $58.2 million.


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

Gap analysis assigns each interest earning asset and interest bearing liability to a time frame reflecting its next repricing or maturity date. Incorporated into this process are the trends in prepayments on loan balances and mortgage-backed securities. The difference between total interest-sensitive assets and liabilities at each time frame represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, since more assets will reprice than liabilities. The opposite is true for a negative gap position. The Corporation had a cumulative gap within one year at September 30, 1999 of
negative $24.6 million or 4.82% of total assets.   At December 31, 1998,
the Corporation had a positive gap of $19.5 million or 4.15% of total assets. This shift to a more liability sensitive gap position from December 31, 1998 to September 30, 1999 was largely the result of extending maturities in the investment portfolio and maturing certificates of deposit falling within the one year time frame.

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

Based on the results of the simulation model as of September 30, 1999, the Corporation would expect net interest income to decrease over the next twelve months by 4.7% assuming an immediate upward shift in market interest rates of 200 basis points, and to increase by 2.0% if rates shifted downward in the same manner. At December 31, 1998, net interest income was expected to decrease by .9% in the upward scenario and to decrease by 1.5% in the downward scenario. The simulation results are affected by the Corporation's holdings of approximately $43 million of convertible FHLB borrowings. These borrowings contain features which allow the FHLB to convert them from fixed rate to variable rate after a specified time period. The model assumes that in the upward scenario the FHLB would exercise these options as soon as they become available. Consistent with the gap analysis, the change to a more liability sensitive position from December 31, 1998 to September 30, 1999 is due to extended maturities in the investment portfolio, increased certificate of deposit maturities within one year, and the FHLB convertible advances explained above.


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

To address Year 2000 issues, the Corporation adopted a policy and strategic project plan using guidelines established by the Federal Financial Institutions Examination Council (FFIEC). The Corporation completed all mission-critical aspects of the Year 2000 project plan and had substantially all necessary system changes implemented in advance of the regulatory deadline of June 30, 1999. A corporate-wide Year 2000 task force actively addresses Year 2000 readiness. Senior Management and the Board of Directors closely monitor the Year 2000 project using a progress report and internal audits. On a regular basis, bank examiners from the Federal Deposit Insurance Corporation (FDIC) have evaluated readiness for the Year 2000 to confirm that guidelines are met.

The Corporation inventoried and assessed all software, hardware and systems for Year 2000 readiness. Any non-compliant items were upgraded or replaced. Testing ensured that all mission-critical systems would function correctly in the year 2000 and beyond, properly handling all date-sensitive data. The rigorous testing procedures encompassed the ATM network, telephone banking system, core processing system, internal PC network, internal and external interfaces and mission-critical software. The vendor of the core processing system tested all 13 critical dates outlined in FFIEC guidance. The Corporation tested each critical date based upon assessed exposure to date sensitivities. Doing so ensured that vendor test results were repeatable within the Corporation's specific system parameters. The Corporation's internal auditor reviewed test results from all hardware, software and systems. The Corporation completed mission-critical testing by June 30, 1999.

To minimize customer inconvenience and facilitate a "business as usual" environment, the Corporation developed contingency plans in the event of unexpected Year 2000 problems. The Corporation has updated its disaster recovery plan and assigned corporate-wide team leaders. This plan encompasses contingencies for mission-critical mainframe and PC-based applications, third-party relationships and environmental systems. A Year 2000 contingency plan was also developed. This plan addresses aspects outside of the locus of control such as telecommunications, electric companies and other utility companies. The procedures in the disaster recovery and Year 2000 contingency plans are reassessed for thoroughness and validity on a regular basis.

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

A central component of the Year 2000 project is customer and shareholder awareness of the issue and the steps taken by the Corporation. All branches and the Teleservices area have been educated on the Year 2000 issue. Customer concerns are being addressed using statement brochures, lobby brochures, statement messages, posters and informational handouts. To facilitate shareholder awareness, a brochure describing the Corporation's Year 2000 effort was included in the fourth quarter 1998 report. As a public service, the Corporation informed business customers about the Small Business Administration Year 2000 hot line in commercial statements from December 1998 through January 1999. The Corporation informed all customers about the Presidential Y2K hot line in statements during August 1999.

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


REGULATORY ISSUES

The Financial Institutions Modernization Act was recently enacted by Congress. This law will dramatically change the financial services industry by eliminating the barriers between commercial banking, insurance and securities. These barriers have existed since the enactment of the Glass-Steagall Act during the height of the Great Depression. Management is analyzing the effect of the aforementioned law on the liquidity, capital resources, and results of operations of the Corporation. The law may have a substantial long-term impact by changing the business environment in which the Corporation operates.

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits - Exhibit 27.  Financial Data Schedule

(b) Reports on Form 8-K -

On September 28, 1999 the Corporation filed a Form 8-K disclosing the following information:

Item 5. Other Events - On August 23, 1999, HOVB Investment Co., a wholly owned subsidiary of Registrant, was incorporated in Delaware. Its principal activity is the holding of and investing in equity securities. The subsidiary was capitalized with the transfer of the Hanover Bancorp, Inc. equity securities portfolio with a book value of $6,665,703 and $150,000 in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.



Date:    11/15/99                   /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:    11/15/99                       /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                         Financial Officer)