Form 10-K
period 1999-12-31
HANOVER BANCORP INC
filed 2000-03-17
CIK 713094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000, was $60,668,072.

        The number of shares outstanding of the issuer's common stock as of February 29, 2000: Common Stock, $.83 Par Value - 3,884,198 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Excerpts of the Hanover Bancorp, Inc. 1999 Annual Report to Shareholders, which is included at Exhibit 13, and portions of the Proxy Statement for the Registrants 2000 Annual Shareholders Meeting, are incorporated by reference into Parts II and III, respectively.

HANOVER BANCORP, INC.
FORM 10-K INDEX


PART I                                                        PAGE #

Item 1 - Business                                                3

Item 2 - Properties                                             10

Item 3 - Legal Proceedings                                      11

Item 4 - Submission of Matters to a Vote of Security Holders    11



PART II

Item 5 - Market for Registrant's Common Equity and
         Related Shareholder Matters                            11

Item 6 - Selected Financial Data                                11

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    11

Item 7A - Quantitative and Qualitative Disclosures about
          Market Risk                                           11

Item 8 - Financial Statements and Supplementary Data            11

Item 9 - Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure                 11


PART III
Item 10 - Directors and Executive Officers of the Registrant    12
Item 11 - Executive Compensation                                12

Item 12 - Security Ownership of Certain Beneficial
          Owners and Management                                 12

Item 13 - Certain Relationships and Related Transactions        12


PART IV
Item 14 - Exhibits, Financial Statements, Schedules
          and Reports on Form 8-K                               12

Item 15 - Signatures                                            14

PART I

        The management of Hanover Bancorp, Inc. has made forward-looking statements in this Annual Report on Form 10-K and in documents which it incorporates by reference. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Hanover Bancorp, Inc. and its subsidiaries, Bank of Hanover and Trust Company and HOVB Investment Co., or the combined company. When words such as "believes", "expects", "anticipates" or similar expressions occur in the From 10-K, management is making forward-looking statements.
        Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-K and in the documents that this Form 10-K incorporates by reference, could affect the future financial results of Hanover Bancorp, Inc. and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. These factors include: operating, legal and regulatory risks; economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

ITEM 1 - BUSINESS

HANOVER BANCORP, INC.
        The registrant, Hanover Bancorp, Inc., was incorporated under the laws of the Commonwealth of Pennsylvania on August 2, 1983. The corporation is a one-bank holding company registered under the Pennsylvania Bank Holding Company Act of 1956. It owns all the outstanding shares of its subsidiaries, Bank of Hanover and Trust Company and HOVB Investment Co. The corporation is registered with and subject to the regulatory supervision of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System. The bank is subject to regulatory supervision of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The corporation's administrative offices are located at 33 Carlisle Street, Hanover, Pennsylvania 17331 (telephone number 717-637-2201).

BANK OF HANOVER AND TRUST COMPANY
        Bank of Hanover and Trust Company is the corporation's wholly-owned bank subsidiary and was first organized in 1835 under the laws of the Commonwealth of Pennsylvania. The bank conducts its business principally through eleven full service banking offices located in York and Adams Counties, Pennsylvania. At December 31, 1999, the bank had total deposits of $396,632,000; total assets of $496,902,000; and net loans of $295,274,000.
        The bank offers a wide variety of banking services to all segments of its service area. The bank's lending services include commercial, financial and agricultural revolving lines of credit and term loans, construction loans, residential mortgage loans and installment and other personal loans. These lending activities involve varying degrees of credit risk. In general, commercial, financial and agricultural loans expose the bank to the most credit risk while residential mortgage loans involve the least risk. In order to keep this risk at an acceptable overall level, the bank strives to maintain a diversified loan portfolio. The specific underwriting standards such as loan to value ratios and collateral requirements are defined within a formal written lending policy and vary from category to category. The bank's deposit services include commercial and personal checking accounts, savings and time accounts, certificates of deposit, and safety deposit services. The bank is also a member of the MAC system and offers automated teller machine service at all of its full service offices, as well as at 8 remote service locations in Hanover, York, Dover, East Berlin and Carlisle.
        Individual trust and investment services offered by the bank include the administration of estates, trust and agency accounts. Corporate trust services include acting as trustee for employee benefit plans.
        The bank is not dependent upon a single customer or a small number of customers, the loss of which would have a material adverse effect on the bank or the corporation.

HOVB INVESTMENT CO.
        HOVB Investment Co., a wholly-owned subsidiary of the corporation, was incorporated in Delaware in 1999. It's principal activity is the holding of and investing in equity securities.

COMPETITION
        Commercial banking in Pennsylvania is highly competitive. In addition to competition with banks of similar size, the bank competes directly in its market area with larger banking and other financial service organizations which have substantially greater resources and serve broader geographic markets.

        Competing within the bank's market area, defined as York and Adams Counties, are 173 offices of area financial institutions, including commercial banks, savings and loan institutions and savings banks. As determined through the FDIC's website (http://www.fdic.gov), combined total deposits of these financial institutions were $5,413,625,000 as of June 30, 1999.

STAFF
        The total number of full-time equivalent persons employed by the bank as of December 31, 1999, was 198. The bank provides employees with group life, health and major medical insurance and are eligible for the bank's defined contribution 401(k) Plan. Management considers employee relations to be very good.

SUPERVISION AND REGULATION
        The Federal Reserve Board regulates and examines the operations of all bank holding companies organized under the United States Bank Holding Company Act, including the corporation. The act also restricts the business activities in which the corporation may engage and that acquisitions which the corporation may make. The Pennsylvania Department of Banking also regulates and supervises the operations of the corporation because it is organized as a bank holding company under Pennsylvania law.
        Other Federal and Pennsylvania laws regulate, restrict and sometimes prohibit certain activities of, or transactions between, a corporation's banking subsidiaries and a corporation itself and its other subsidiaries. These laws include limitations on the loans by a bank's subsidiaries to affiliated companies and on the amount of dividends that may be declared by a bank's subsidiaries (see Note 14 to the Consolidated Financial Statements).
        The bank is a member of the Federal Deposit Insurance Corporation, and the FDIC insures the bank's deposits to the extent provided by law. The FDIC also regulates and examines the bank's activities. The Pennsylvania Department of Banking also regulates the bank's activities.

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, management has no plans to pursue these additional possibilities.
        Management does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on operations. However, the act may have the result of increasing the amount of competition that our company faces from larger financial service companies, many of whom have substantially more financial resources than our company, which may now offer banking services in addition to insurance and brokerage services.
        Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.



GOVERNMENTAL MONETARY POLICIES
        Domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies affect the earnings of the corporation and its subsidiaries. The Federal Reserve System regulates the money supply and interest rates. The Federal Reserve buys and sells United States government securities in the open market and controls reserve requirements against member bank deposits in its efforts to affect the money supply. These efforts are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.
        As a financial institution, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the corporation and the bank cannot be predicted.

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

STATISTICAL DATA

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

        The information required by this item is set forth within "Management's Discussion and Analysis" (pages 18 through 34 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.



II. Investment Portfolio

     The following table sets forth the amortized cost of investments at the dates indicated (in thousands):
                                       December 31.
                                          1999      1998     1997
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations             $ 95,182  $ 87,166  $70,032
Obligations of states and political
  subdivisions                            59,839    43,134   21,753
Other securities                          23,642    12,837    3,353
  TOTAL                                 $178,663  $143,137  $95,138

     The following table sets forth the maturities of investment securities at December 31, 1999
(in thousands, except rates):


                                                           After One        After Five
                                                           Year And         Years And
                                         Within             Within           Within            After
                                        One Year           Five Years       Ten Years        Ten Years
                                         Amount     Rate    Amount    Rate   Amount    Rate    Amount    Rate
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations             $  6,025      6.06% $ 6,351    6.44% $17,025    6.29% $ 65,781    6.57%
Obligations of states and political
  subdivisions                                 -         -    1,095    7.13%   4,247    6.48%   54,497    7.61%
Other securities                               -         -    5,997    6.55%       -       -    17,645    4.34%
  TOTAL                                 $  6,025      6.06% $13,443    6.55% $21,272    6.33% $137,923    6.70%

Weighted average yields are based on amortized cost. Additionally, yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a tax rate of 34%.


        Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 18 through 34 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

III. Loan Portfolio

     The following table shows the corporation's loan distribution by type at the end of the last five years
(in thousands):
                                               December 31,
                                                  1999      1998       1997       1996       1995
Commercial, financial and agricultural         $ 46,750   $ 43,803   $ 35,254   $ 31,991   $ 26,062
Real estate-construction                          5,714      5,429      5,666      3,775      5,384
Real estate-commercial mortgage                  48,663     44,750     34,216     29,563     25,739
Real estate-residential mortgage                130,151    130,196    135,217    119,383     95,227
Consumer                                         67,697     65,162     67,122     69,861     61,457
    TOTAL                                      $298,975   $289,340   $277,475   $254,573   $213,869

     The following table shows the amounts of loans outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, are due in the periods indicated.
Also, the amounts due after one year are classified according to the sensitivity of changes in interest rates (in thousands):

                                               Maturing
                                                            After
                                                           One And
                                                Within     Within      After
                                               One Year  Five Years Five Years    Total
Commercial, financial and agricultural         $ 17,627   $ 17,774   $ 11,349   $ 46,750
Real estate-construction                          1,789        933      2,991      5,714
Real estate-commercial mortgage                   3,519      3,752     41,393     48,663
Real estate-residential mortgage                  3,391     15,219    111,541    130,151
Consumer                                          5,779     56,400      5,518     67,697
    TOTAL                                      $ 32,105   $ 94,078   $172,792   $298,975

Loans maturing after one year with:
  Fixed interest rates                                    $ 82,617   $129,890
  Variable interest rates                                   11,461     42,902
    TOTAL                                                 $ 94,078   $172,792

        Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 18 through 34 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

IV. Summary of Loan Loss Experience

The following table shows the allocation of the loan loss allowance at the dates indicated (in thousands, except ratios):


                            1999                 1998                 1997                 1996                 1995
                                     Percent              Percent              Percent              Percent              Percent
                                     of Loans             of Loans             of Loans             of Loans             of Loans
                                     in each              in each              in each              in each              in each
                                     Category             Category             Category             Category             Category
                          Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
                           Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
Commercial, financial,
  agricultural and
  real estate -
  commercial mortgage     $ 1,088        32.0% $   703        30.6% $ 1,120        25.1% $   839        24.2% $   576        24.2%
Real estate -
  construction                 25         1.9%      23         1.9%      24         2.0%      16         1.5%      17         2.5%
Real estate -
  residential mortgage        494        43.5%     501        45.0%     500        48.7%     420        46.9%     319        44.5%
Consumer                      653        22.6%     645        22.5%     666        24.2%     690        27.4%     594        28.8%
Unallocated                 1,441                1,533                  598                  438                  714
  TOTAL                   $ 3,701       100.0% $ 3,405       100.0% $ 2,908       100.0% $ 2,403       100.0% $ 2,220       100.0%

        Other information required by this item is set forth within "Management's Discussion and Analysis" (pages 18 through 34 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


V. DEPOSITS

     The average daily amount and rate of deposits (all domestic) is summarized for the periods indicated in the following table (in thousands, except rates):
                                              Year-Ended December 31,
                                                 1999               1998               1997
                                                Amount     Rate    Amount     Rate    Amount     Rate
Non-interest bearing demand deposits           $ 35,687           $ 31,168           $ 27,994
Interest bearing demand deposits                 40,537     1.33%   33,552     1.33%   29,062     1.33%
Savings deposits                                 18,845     2.07%   19,899     2.07%   22,346     2.04%
Money market deposits                            98,161     3.48%   87,843     3.58%   70,577     3.37%
Time deposits                                   191,978     5.26%  171,974     5.52%  163,107     5.59%
  TOTAL                                        $385,208           $344,436           $313,086

The following table presents a maturity distribution of time certificates over $100,000 (in thousands):
                                  December 31,
                                     1999      1998
MATURING IN
  3 months or less                 $ 3,908   $ 1,485
  4-6 months                         3,705     1,751
  7-12 months                        3,455     3,933
  Over 12 months                    11,879     9,411
    TOTAL                          $22,947   $16,580

The following table presents the annual maturities of time deposits at December 31, 1999 (in thousands):

                                           Annual
                                         Maturities
2000                                      $ 99,609
2001                                        49,779
2002                                        20,893
2003                                        11,002
2004                                         1,321
2005 and thereafter                         13,382
                                          $195,986

VI. RETURN ON EQUITY AND ASSETS

        The information required by this item is set forth within "Selected Consolidated Financial Data" (page 17 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference.

VII. SHORT-TERM BORROWINGS

  Short-term borrowings and weighted average interest rates outstanding at December 31 are summarized as follow (in thousands, except percentages):
                                                1999                 1998                1997
Federal funds purchased                      $     300    6.00%   $       -    -       $     -    -
Securities sold under repurchase agreements     13,572    4.57%      13,227    4.01%     9,915    4.87%
FHLB borrowings                                  5,894    5.78%       1,317    7.30%       796    5.94%
Other                                            1,500    4.54%       1,107    4.12%     1,722    4.59%
                                             $  21,266    4.92%   $  15,651    4.29%   $12,433    4.90%

  The securities sold under repurchase agreements represent collateral to the lending party and are primarily U.S. Treasury and agency securities.  These securities are maintained under the corporation's control.

  The maximum amounts of securities sold under repurchase agreements outstanding at any month-end during each year of the reporting period were as follows (in thousands, except percentages):

                                                1999                 1998                1997
Amount                                        $13,610              $13,227             $11,957
Date                                        February 28          December 31           July 31

  The daily average amounts outstanding and interest rates of securities sold under repurchase agreements for each reporting period were as follows (in thousands, except percentages):
                                                1999                 1998                1997


Average outstanding                           $10,873               $9,376              $8,171
Weighted-average interest rate                 4.25%                4.58%               4.70%


        Other information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 18 through 34 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference

ITEM 2 - PROPERTIES

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

EAST YORK
2215 East Market Street
York, York County
Pennsylvania 17402

ITEM 3 - LEGAL PROCEEDINGS

        In the opinion of the management of the corporation and it's subsidiaries, there are no proceedings pending to which the corporation and/or it's subsidiaries is a party or to which their property is subject, which, if determined adversely to the corporation or it's subsidiaries, would be material in relation to the corporation's and it's subsidiaries undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the corporation or it's subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the corporation or it's subsidiaries by government authorities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

        The information required by this item is set forth within the Registrant's 1999 Annual Report to Shareholders (pages 35 through 36 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

        The information required by this item is set forth within the Registrant's 1999 Annual Report to Shareholders (page 17 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The information required by this item is set forth within the Registrant's 1999 Annual Report to Shareholders (pages 18 through 34 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is set forth within "Management's Discussion and Analysis" (pages 18 through 34 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at
Exhibit 13, and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth within the Registrant's 1999 Annual Report to Shareholders (pages 38 through 61 of filing), excerpts of which are included at Exhibit 13, and is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is set forth in the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

        The information required by this item is set forth in the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        The information required by this item is set forth in the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is set forth in the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, which is incorporated herein by reference.


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

2.1 Agreement and Plan of Merger dated January 25, 2000 between Hanover Bancorp, Inc. and Sterling Financial Corporation previously filed as
Exhibit 2.1 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

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

11 Statement regarding computation of per share earnings (The information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 42 through 61 of filing) of the Registrant's 1998 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference).


13 Excerpts from the 1999 Annual Report to Shareholders.

21 Subsidiaries of the Registrant.
23 Consent of independent auditors.

27 Financial Data Schedule.
99.1 Investment Agreement dated January 25, 2000 between Hanover Bancorp, Inc. and Sterling Financial Corporation previously filed as Exhibit 99.1 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

99.2 Option dated January 25, 2000 previously filed as Exhibit 99.2 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

99.3 Press Release dated January 26, 2000 previously filed as Exhibit 99.3 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

99.4 Transaction Information previously filed as Exhibit 99.4 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

(c) The exhibits required by this item are listed under item 14(a) 3 above.

(d) Not applicable.

ITEM 15 - SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2000.

Hanover Bancorp, Inc. (Registrant)

BY: /s/ J. Bradley Scovill
J. Bradley Scovill
President and Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on March 17, 2000.

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

/s/ J. Bradley Scovill
J. Bradley Scovill
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas J. Paholsky
Thomas J. Paholsky
Treasurer
(Principal Accounting and
Financial Officer)

EXHIBIT INDEX

                                                                  Page
                                                                 Number
                                                              in Filing
Exhibit No.                                                (if applicable)

2.1 Agreement and Plan of Merger dated January 25, 2000 between Hanover Bancorp, Inc. and Sterling Financial Corporation previously filed as
Exhibit 2.1 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

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

11 Statement regarding computation of per share earnings (The information required by this item is set forth within "Notes to Consolidated Financial Statements" (pages 42 through 61 of filing) of the Registrant's 1999 Annual Report to Shareholders, excerpts of which are included at Exhibit 13, and is incorporated herein by reference).

13 Excerpts from the 1999 Annual Report to Shareholders.             16

21 Subsidiaries of the Registrant.                                   62

23 Consent of independent auditors.                                  63

27 Financial Data Schedule.                                          64

99.1 Investment Agreement dated January 25, 2000 between Hanover Bancorp, Inc. and Sterling Financial Corporation previously filed as Exhibit 99.1 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

99.2  Option dated January 25, 2000 previously filed as Exhibit
99.2 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

99.3  Press Release dated January 26, 2000 previously filed as
Exhibit 99.3 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.

99.4 Transaction Information previously filed as Exhibit 99.4 to the corporation's Current Report on Form 8-K filed January 25, 2000, are hereby incorporated by reference.