Form 10-K/A
period 1999-12-31
HANOVER BANCORP INC
filed 2000-04-26
CIK 713094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A

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

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, was $57,075,626.

        The number of shares outstanding of the issuer's common stock as of March 31, 2000: Common Stock, $.83 Par Value - 3,884,189 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         Excerpts of the Hanover Bancorp, Inc. 1999 Annual Report to Shareholders, which is included at Exhibit 13, is incorporated by reference into Part II.

HANOVER BANCORP, INC.
FORM 10-K/A INDEX


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

PART I
         Readers should consider all references to "Form 10-K" in this document to refer to this amended annual report on Form 10-K/A. This amendment includes excerpts from the definitive Proxy Statement for the 2000 Annual Shareholders Meeting as an exhibit that had been incorporated by reference in the original 10-K filing.
         The management of Hanover Bancorp, Inc. has made forward-looking statements in this Annual Report on Form 10-K and in documents which it incorporates by reference. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Hanover Bancorp, Inc. and its subsidiaries, Bank of Hanover and Trust Company and HOVB Investment Co., or the combined company. When words such as "believes", "expects", "anticipates" or similar expressions occur in the Form 10-K, management is making forward-looking statements.
         Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-K and in the documents that this Form 10-K incorporates by reference, could affect the future financial results of Hanover Bancorp, Inc. and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. These factors include: operating, legal and regulatory risks; economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.


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

GETTYSBURG EAST             WEST MANCHESTER
OFFICE                      OFFICE (Land)
1275-A York Road              1511 Kenneth Road
Gettysburg, Adams County    York, York County
Pennsylvania   17325        Pennsylvania   17404

EAST YORK
2215 East Market Street
York, York County
Pennsylvania 17402

ITEM 3 - LEGAL PROCEEDINGS

        In the opinion of the management of the corporation and its subsidiaries, there are no proceedings pending to which the corporation and/or its subsidiaries is a party or to which their property is subject, which, if determined adversely to the corporation or its subsidiaries, would be material in relation to the corporation's and its subsidiaries undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the corporation or it's subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the corporation or it's subsidiaries by government authorities.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is set forth under the headings "Information about Nominees and Continuing Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" within the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, excerpts of which are included at Exhibit 99.5, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        The information required by this item is set forth under the headings "Compensation of Directors", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values", "Pension Plan", "401(k) Plan", "Severance Agreement" and "Shareholder Return Performance Graph" within the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, excerpts of which are included at Exhibit 99.5, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is set forth under the headings "Principal Owners of the Corporation's Stock" and "Stock Ownership by the Corporation's Directors, Nominees and Principal Officers" within the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, excerpts of which are included at Exhibit 99.5, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is set forth under the heading "Certain Transactions" within the Registrant's definitive Proxy Statement for the 2000 Annual Shareholders Meeting, excerpts of which are included at Exhibit 99.5, and is incorporated herein by reference.


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

3(ii). The By-laws of the corporation previously filed as Exhibit
3(ii) to the corporation's current report on Form 8-K filed April 25, 2000, are hereby incorporated by reference.

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

99.5 Excerpts from the definitive Proxy Statement for the 2000 Annual Shareholders Meeting.

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

(c) The exhibits required by this item are listed under item 14(a) 3 above.

(d) Not applicable.

ITEM 15 - SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2000.

Hanover Bancorp, Inc. (Registrant)

BY: /s/ J. Bradley Scovill
J. Bradley Scovill
President and Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on April 21, 2000.

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

3(i). Articles of Incorporation previously filed as Exhibit 3(i) to the corporation's current report on Form 8-K filed April 25, 2000, are hereby incorporated by reference.

3(ii). The By-laws of the corporation previously filed as
Exhibit 3(ii) to the corporation's current report on Form 8-K filed April 25, 2000, are hereby incorporated by reference.
10.1 Hanover Bancorp, Inc. Omnibus Stock Plan (incorporated by reference to the Registrant's Registration Statement on Form
S-8, No. 33-73470, filed with the commission on 12/27/93).

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

99.5   Excerpts from the definitive Proxy Statement for the 2000
Annual Shareholders Meetings.                                        65