Form 10-Q
period 2000-03-31
HANOVER BANCORP INC
filed 2000-05-15
CIK 713094

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000

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

CLASS                            OUTSTANDING March 31, 2000
Common Stock,                            3,884,189 shares
par value $.83 per share

INDEX


HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY



                                                                     Page #
Part I. Financial Information

       Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets -
                March 31,2000 and December 31, 1999 . . . . . . . . . .  3

                Consolidated Statements of Income -
                Three Months Ended March 31, 2000 and 1999  . . . . . .  4

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999  . . . . . .  5

                Notes to Consolidated Financial Statements . . . . . . . 6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations  . . . . . 8


Part II.      Other Information

       Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  16

       Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .  16

       Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .  16

       Item 4.  Submission of Matters to a Vote of Security Holders. .  16

       Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  16

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  16


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Part I.  Financial Information

Consolidated Balance Sheets
(in thousands of dollars, except per share data)
                                                                      March 31,  December 31,
                                                                        2000         1999
ASSETS
 Cash and due from banks                                             $    18,738  $    20,251
 Federal funds sold                                                        5,988            -
   Cash and cash equivalents                                              24,726       20,251
 Interest bearing deposits with other banks                                    2          367
 Short-term investments                                                       69           29
 Investment securities:
   Available-for-sale                                                    173,881      169,388
   Held-to-maturity (market value - $1,666 and $1,673, respectively)       1,668        1,670
                                                                         175,549      171,058
 Loans:
   Commercial, financial and agricultural                                 47,626       46,750
   Real estate-construction                                                6,316        5,714
   Real estate-commercial mortgage                                        49,372       48,663
   Real estate-residential mortgage                                      130,247      130,151
   Consumer                                                               66,952       67,697
                                                                         300,513      298,975
 Less: Allowance for loan losses                                          (3,800)      (3,701)
   Net loans                                                             296,713      295,274
 Premises and equipment                                                    6,900        6,984
 Accrued interest receivable                                               3,629        3,466
 Other assets                                                              7,444        6,495
     TOTAL ASSETS                                                    $   515,032  $   503,924

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Deposits:
     Non-interest bearing                                            $    37,608  $    37,072
     Interest bearing                                                    378,157      359,437
                                                                         415,765      396,509
   Borrowed Funds:
     Short-term                                                           10,135       21,266
     Long-term                                                            51,991       49,055
                                                                          62,126       70,321
   Accrued interest payable                                                2,944        2,386
   Other liabilities                                                       1,336        1,494
   Dividends payable                                                         466          466
     TOTAL LIABILITIES                                                   482,637      471,176

 Shareholders' Equity
   Preferred stock, $2.50 par value; authorized, 2,000,000 shares;
     no shares issued or outstanding                                           -            -
   Common Stock, $.83 par value; authorized, 9,000,000 shares;
     issued and outstanding: 2000-3,884,189 shares;
     1999-3,883,272 shares                                                 3,223        3,223
   Surplus                                                                18,283       18,271
   Accumulated other comprehensive income                                 (6,080)      (5,019)
   Retained earnings                                                      16,969       16,273
     TOTAL SHAREHOLDERS' EQUITY                                           32,395       32,748
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   515,032  $   503,924

BOOK VALUE PER SHARE                                                 $      8.34  $      8.43

 See accompanying notes.

Consolidated Statements of Income
(Unaudited: in thousands of dollars, except per share data)



                                                Three months ended
                                                March 31,
                                                 2000            1999
INTEREST INCOME

  Interest and fees on loans                  $   6,212       $   5,872
  Interest on federal funds sold                     49             170
  Interest on short-term investments                  3              32
  Interest on investment securities:
    Taxable                                       2,023           1,499
    Tax-exempt                                      724             485
                                                  2,747           1,984
     TOTAL INTEREST INCOME                        9,011           8,058

INTEREST EXPENSE

  Interest on deposits                            3,966           3,369
  Interest on borrowed funds                        935             830
     TOTAL INTEREST EXPENSE                       4,901           4,199
     NET INTEREST INCOME                          4,110           3,859
PROVISION FOR LOAN LOSSES                           100             195
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                            4,010           3,664

NET SECURITIES GAINS                                109              76

OTHER INCOME

  Trust and investment services income              334             286
  Services charges on deposit accounts              382             379
  Other operating income                            265             350
   TOTAL OTHER INCOME                               981           1,015

OTHER EXPENSE

  Salaries                                        1,591           1,385
  Employee benefits                                 302             298
  Occupancy expense                                 267             226
  Equipment expense                                 324             298
  Marketing and advertising                         115             111
  Professional and service fees                     303             359
  Other operating expense                           785             711
   TOTAL OTHER EXPENSE                            3,687           3,388
   INCOME BEFORE INCOME TAXES                     1,413           1,367
INCOME TAXES                                        251             303
     NET INCOME                               $   1,162       $   1,064

PER SHARE DATA

  Net income - basic and diluted              $    0.30       $    0.27
  Cash dividends declared                     $    0.12       $    0.11

See accompanying notes.

                                               4

Consolidated Statements of Cash Flows
(in thousands)

                                                                           Three months ended
                                                                           March 31,
                                                                             2000      1999
OPERATING ACTIVITIES

Net income                                                                  $  1,162  $  1,064
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                                    100       195
    Provision for depreciation and amortization                                  290       272
    Securities gains                                                            (109)      (76)
    Increase in net deferred tax assets                                            -       147
    Increase in interest receivable                                             (163)        4
    Increase (decrease) in interest payable                                      558       670
    (Increase) decrease in other assets                                         (402)     (278)
    Increase in other liabilities                                               (309)     (301)
    Increase (decrease) in accrued taxes                                         151       263
    Loans originated for sale                                                 (1,472)   (4,359)
    Proceeds from sale of loans originated for sale                            1,383     5,102
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                                     1,189     2,703

INVESTING ACTIVITIES

Net increase in loans                                                         (1,450)   (1,548)
Proceeds from sale of loans                                                        -         -
Proceeds from sale of avaliable-for-sale investment securities                 8,554    26,699
Proceeds from maturities of investment securities                              3,453     5,418
Purchases of investment securities                                           (17,997)  (28,907)
Proceeds from maturities of short-term investments                               325         -
Purchases of short-term investments                                                -    (9,084)
Purchases of premises and equipment                                             (206)     (186)
      NET CASH USED IN
      INVESTING ACTIVITIES                                                    (7,321)   (7,608)

FINANCING ACTIVITIES

Net increase in demand deposits, NOW accounts,
  money market accounts, and savings accounts                                  2,238     7,481
Net increase in certificates of deposit and other time deposits               17,018     5,090
Net decrease in borrowed funds                                                (8,195)      (13)
Cash dividends paid                                                             (466)     (433)
Cash paid in lieu of fractional shares                                             -         -
Proceeds from issuance of common stock                                            12        17
Repurchase and retirement of common stock                                          -         -
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                                    10,607    12,142

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,475     7,237

Cash and cash equivalents at beginning of year                                20,251    26,174
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 24,726  $ 33,411

See accompanying notes.

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Notes to Consolidated Financial Statements

(1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly Hanover Bancorp, Inc's. financial position as of March 31, 2000, and December 31, 1999, the results of its operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

(2) The information contained in this report is unaudited and is subject to year-end adjustment and audit.

(3) These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the corporation's
Annual Report on Form 10-K/A for the year ended December 31, 1999.

(4) Net income (basic and diluted) and cash dividends per share are based on the weighted average number of shares outstanding which were 3,884,086 during the quarter ended March 31, 2000 and 3,941,336 during the quarter ended March 31, 1999. The effective dilutive securities for these periods are immaterial.

(5) The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

(6) The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated credit losses within the overall loan portfolio. Management's methodology in evaluating the adequacy of the allowance considers the overall growth in the portfolio, ongoing analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, and economic conditions and trends.
The allowance for loan losses is charged when management determines the prospects for recovering the principal have significantly diminished. Subsequent recoveries, if any, are credited to the allowance. Loans identified as impaired are charged-off when management has concluded, after ongoing evaluation of the impaired loans, that repayment is unlikely. Installment loans that are 90 to 120 days past due are charged-off, unless current scheduled payments are being received. Real estate loans are written down to fair value upon the earlier of management's determination that the underlying collateral value has declined, foreclosure proceedings, a receipt of a deed in lieu of foreclosure or an in-substance foreclosure involving actual possession of the collateral.

(7) Comprehensive income and its components for the three months ended March 31, are as follows:

Three months ended
                                                         2000      1999

Net income                                           $  1,162  $    1,064
Adjustment to net unrealized gains on
  securities available-for-sale, net of
  tax effects and reclassification adjustment
  for gains included in net income                     (1,061)       (438)
Comprehensive Income                                 $    101  $      626


Accumulated other comprehensive income consists of the net unrealized gain on securities available-for-sale, net of tax effects.

(8) In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. It requires that segment financial information be reported on the basis that it is reported internally. FASB 131 is effective for fiscal years beginning after December 15, 1997. Management does not currently utilize discrete financial information to assess the performance of individual operating segments. However, a profitability management system is currently under development and will provide a means to further assess this reporting standard. Possible future implementation of these disclosure requirements will have no impact on the corporation's financial condition or results of operations.
        In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the recognition of derivative instruments as assets or liabilities, measured at fair value. In July 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133". This standard delayed the effective date for FASB 133 to fiscal years beginning after June 15, 2000.
Based upon the corporation's preliminary review, FASB 133 is not expected to have an impact on its liquidity, capital resources or results of operations.
      In October 1998, FASB issued Statement No. 134, " Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of mortgage loans, the classification of the resulting mortgage-backed securities be based on the ability and intent to sell or hold the securities. This standard was effective on January 1, 1999. The corporation is not currently involved in any transactions which fall under the definitions of this standard, therefore it has not had an impact on the corporation's liquidity, capital resources or results of operations.
        During the fourth quarter of 1999, FASB issued an Exposure Draft on Business Combinations and Intangible Assets. Under the proposed draft, companies would: account for all business combinations using the purchase method; amortize goodwill over its useful economic life, but in no event over a period longer than 20 years; present goodwill charges on a net-of-tax basis as the last component of continuing operations on the income statement; recognize negative goodwill as an extraordinary gain; and recognize all reliably measurable identifiable intangible assets at their fair value, among other recommendations. The FASB expects to issue a final statement in the fourth quarter of 2000, applicable to business combinations and to intangible assets acquired in transactions initiated after the issuance date of the final statement.

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

The following discussion and analysis sets forth results of operations for the first quarter of 2000, including basic performance trends. There are no known trends, events or uncertainties that will have or are likely to have a material effect on the corporation's liquidity, capital resources or operations.

The management of Hanover Bancorp, Inc. has made forward-looking statements in this 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Hanover Bancorp. Inc. and its subsidiaries, Bank of Hanover and Trust Company and HOVB Investment Co., or the combined company. When words such as "believes," "expects," "anticipates" or similar expressions occur in this 10-Q, management is making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this 10-Q, could affect the future financial results of Hanover Bancorp, Inc. and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this 10-Q. These factors include: operating, legal and regulatory risks; economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.


First Quarter of 2000 Compared to First Quarter of 1999:

Earnings for the quarter ended March 31, 2000 was $1,162,000 versus $1,064,000 in 1999, an increase of $98,000 or 9.2%. Earnings per share (EPS) was $.30, an increase of $.03 or 11.1% from $.27 for the quarter a year ago. During the same period, the return on average shareholders' equity (core equity) was 12.12% in 2000, up from 11.73% in 1999.

The corporation's net interest income of $4,502,000 (on a fully tax equivalent basis) for the quarter was 8.6% higher than 1999's level of $4,144,000. This increase was primarily the result of higher earning asset levels, driven by loan and deposit growth and increased investment security activity. The Corporation experienced loan and deposit growth of 3.6% and 10.4%, respectively, from a year ago. First quarter growth in loans and deposits of .5% and 4.9% from the prior year end compared favorably to the .3% and 3.5% experienced during the first quarter of 1999.

The provision for loan losses for the first quarter of 2000 was $100,000 compared to $195,000 for 1999. Net charge-offs for these time periods were $485 and $136,000, respectively.

Securities gains were $109,000 during the first three months of 2000 versus $76,000 in 1999. These gains were derived from the sale of equity securities from the HOVB Investment Company's portfolio as well as gains on sales of bonds as part of the ongoing management of the bank's investment portfolio.

Other operating income for the first quarter of 2000 was $981,000, a decrease of $34,000 from 1999. While the Corporation continued to experience growth in trust and investment services income and deposit services income, fees from loan origination activity was lower.

Other operating expense increased from $3,388,000 during the first three months of 1999 to $3,687,000 in 2000, an increase of $299,000. This increase principally reflected greater salaries and occupancy expense related to growth efforts in our new branch facilities and expansion of the trust and investment services division.

The level of tax-free income is the primary factor impacting the corporation's effective tax rate. The corporation recognized an income tax provision which resulted in an effective tax rate of 21.6% for the quarter ended March 31, 2000 compared to 22.2% rate in 1999. The decrease from period to period was a result of a higher level of tax free assets during 2000.

Financial Condition

Deposits are the most important funding source and the primary support for the corporation's growth. During the first three months of 2000, total deposits increased $19.3 million or 4.9%. This growth came primarily certificates of deposit (CDs) over $100,000. Borrowed funds, the other primary funding source, declined during the first quarter of 2000 due principally to the maturity of a short-term borrowing.

The corporation uses funds to support its lending and investing activities.
Net loans outstanding increased by $1.4 million or .5% from December 31, 1999 to March 31, 2000. The growth was comprised of increases in the commercial, real estate-construction and real estate-commercial mortgage categories while consumer loans declined. Investment securities increased $4.5 million or 2.6% through the first three months of 2000 while federal funds sold and other short-term investments increased by $5.7 million during this period. The increase in investment securities resulted from continued efforts to deploy funding from deposit growth. The increase federal funds sold and other short-term investments reflects the current mismatch between deposit and loan growth.

Trends in Sources and Uses of Funds
(in thousands, except percentages)

                                                   March 31,    December 31 Change
                                                      2000         1999        $       %
Funding Sources
  Deposits                                        $    415,765  $  396,509  $19,256    4.9%
  Borrowed funds                                        62,126      70,321   (8,195) (11.7%)
  Other liabilities                                      4,746       4,346      400    9.2%
  Shareholders' equity                                  32,395      32,748     (353)  (1.1%)
    TOTAL SOURCES                                 $    515,032  $  503,924  $11,108    2.2%

Funding Uses
  Loans                                           $    296,713  $  295,274  $ 1,439    0.5%
  Investment securities                                175,549     171,058    4,491    2.6%
  Federal funds sold and short-term investments          6,059         396    5,663 1430.1%
  Other assets                                          36,711      37,196     (485)  (1.3%)
    TOTAL USES                                    $    515,032  $  503,924  $11,108    2.2%


Capital Resources and Dividends

The corporation has an ongoing strategic objective of maintaining a capital base which supports the pursuit of profitable business opportunities, provides resources to absorb the risks inherent in its activities and meets or exceeds all regulatory requirements. At March 31, 2000, total shareholders' equity was $32.4 million, a decrease of $353,000 or 1.1% from December 31, 1999.
This change consisted of an increase of $708,000 in capital stock, surplus and undivided profits (core equity) and a decrease of $1.1 million in accumulated other comprehensive income (unrealized gains on AFS securities). The increase in the core equity was primarily the result of earnings retained. The decrease in unrealized gains resulted from the higher level of market interest rates which negatively impacted debt securities valuations and lower valuations within the bank stock portfolio.

During the quarter ended March 31, 2000, the Board of Directors declared a cash dividend of $.12 per share payable May 1, 2000, an increase of $.01 or 9.1% per share from a year ago. The corporation relies on net income rather than retained earnings for the payment of dividends to shareholders. The dividend rate is determined by the Board of Directors after considering the level of internal capital growth necessary to maintain an appropriate ratio of equity to assets and the projected level of earnings. Management anticipates that the internal growth rate of equity is more than adequate to support the corporation's asset growth.

As can be seen by the following tables, the corporation and the bank remain well capitalized as defined by the regulatory authorities.

                                               March 31, December 31,
                                                   2000      1999

Hanover Bancorp, Inc.
       Tier 1 capital to risk-adjusted assets     11.36%     11.63%
       Total capital to risk-adjusted assets      12.51%     12.79%
       Leverage ratio                              7.41%      7.70%

Bank of Hanover and Trust Company
       Tier 1 capital to risk-adjusted assets       9.43%      9.72%
       Total capital to risk-adjusted assets       10.61%     10.92%
       Leverage ratio                               6.07%      6.03%

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

Asset Quality and Allowance for Loan Losses:


The following table illustrates the Corporation's nonperforming asset position as of March 31, 2000 compared to its position at December 31, 1999 (in thousands).

                                                   March 31,    December 31,
                                                      2000         1999
Non-accrual loans                               $        693 $        446
Accruing loans past due 90 days or more                  777          131
Restructured loans                                         -            -
Other real estate and other
  repossessed assets                                     181          341
Total non-performing assets                     $      1,651 $        918


Non-accrual loans by category

Commercial, financial and agricultural          $        163 $        126
Real estate-construction                                  80           80
Real estate-mortgage                                     436          240
Consumer                                                  14            -
                                                $        693 $        446

Past due loans by category

Commercial, financial and agricultural          $         77 $        119
Real estate-construction                                 131            -
Real estate-mortgage                                     541            -
Consumer                                                  28           12
                                                $        777 $        131

Restructured loans by category

Commercial, financial and agricultural          $          - $          -
Real estate-construction                                   -            -
Real estate-mortgage                                       -            -
Consumer                                                   -            -
                                                $          - $          -

The corporation has policies and procedures designed to manage credit risk and to maintain the quality of its loan portfolio. These include prudent underwriting standards for new loan originations, ongoing monitoring and reporting of asset quality measures and the adequacy of the allowance for loan losses.

The corporation makes commercial, consumer and residential mortgage loans principally to borrowers within York and Adams Counties, Pennsylvania, where the bank operates full service branches. The commercial loan portfolio is well diversified with no industry comprising greater than 10% of total loans outstanding.

Nonperforming assets include non-accrual and restructured loans, accruing loans past due 90 days or more, other real estate (ORE) and other repossessed assets. The corporation generally classifies a loan as non-accrual when full collection of principal or interest is doubtful and the loan becomes 90 days or more past due as to principal or interest. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged to the allowance for loan losses. Non-accrual loans are typically returned to performing status when the loan is brought current and has performed in accordance with contractual terms for a reasonable period of time. A loan is considered restructured if the original interest rate, repayment terms or both were modified due to the deterioration in the financial condition of the borrower. Real estate loans are classified as ORE following foreclosure proceedings, a receipt of a deed in lieu of foreclosure or an in-substance foreclosure involving actual possession of the collateral.

Nonperforming assets at March 31, 2000 were $1.7 million compared to $918,000 at December 31, 1999. As a percentage of total loans, nonperforming assets at March 31, 2000 were .55%, up from .31% at December 31, 1999. This change from year-end is attributable to an increase in past due commercial mortgage loans. However, the corporation's nonperforming assets remain low relative to total loans and compare favorably to peer statistics.

Potential problem loans are defined as performing loans which have characteristics that cause management to have serious doubts as to the ability of the borrower to perform under present loan repayment terms and which may result in the reporting of these loans as nonperforming loans in the future. The corporation's potential problem loans, or its "watchlist", consist primarily of commercial loans which are less than 90 days past due and still accruing interest. At March 31, 2000, total potential problem loans, as determined by the corporation's internal loan review process, totaled $3.3 million compared to $1.8 million at December 31, 1999. The increase from year-end reflects the inclusion of a land development credit which is current but being closely monitored. Management regularly monitors the status of these loans and their likelihood of becoming nonperforming loans.

Management believes that the allowance for loan losses is adequate to absorb estimated credit losses within the overall loan portfolio. In evaluating the adequacy of the allowance, management considers the overall growth in the portfolio, ongoing analysis of individual credits, adverse situations that could affect a borrower's ability to repay, prior and current loss experience, and economic conditions and trends.

The allowance for loan losses at March 31, 2000 was $3.8 million compared to $3.7 million at year-end 1999. The allowance as a percent of total loans outstanding was 1.26% and 1.24% at March 31, 2000 and December 31, 1999, respectively. In terms of coverage, the allowance measured as a ratio of nonperforming assets was 230% and 403% at March 31, 2000 and December 31, 1999, respectively. The reserve coverage to total loans was maintained from year-end due to the provision for loan losses recorded during the first quarter. However, the coverage of nonperforming assets declined primarily due to the increase in delinquent loans discussed previously.

Management charges the allowance for loan losses when it determines that the prospects for recovering the principal have significantly diminished. Subsequent recoveries, if any, are credited to the allowance. Transactions in the allowance for loan losses were as follows:

                                                   Period ended
                                                    March 31,
                                              2000             1999

Balance at beginning of period              $3,701           $3,405
Recoveries on loans                             96              165
Provision charged to operations                100              195
Loans charged-off                              (97)            (136)
Balance at end of period                    $3,800           $3,629


Liquidity

Liquidity is the ability to meet funding requirements of customers' deposit withdrawals or credit needs at a reasonable cost. The corporation's Asset/Liability Management Committee (ALCO) has established policies and procedures to control its liquidity position and to provide for potential future needs. The corporation's liquidity position is enhanced by a relatively stable funding base. The ratio of deposits (excluding CDs over $100,000) to total assets was 73.2% at March 31, 2000, while CDs over $100,000 and other borrowed funds to total assets was 19.6%. These same ratios were 74.1% and 18.5% at December 31, 1999. To manage its liquidity needs, the corporation looks to a number of sources on both sides of its balance sheet.

In addition to a stable deposit base, the investment portfolio provides a consistent stream of cash flows and maturities to support liquidity needs. At March 31, 2000, $2.3 million of investment securities were scheduled to mature in one year or less, while principal payments on mortgage-backed securities averaged $.5 million a month during the first quarter of 2000. Loan portfolio repayments and maturities also provide funds for managing liquidity. In 2000, the corporation received an average of approximately $7.7 million in loan repayments per month. In addition, the sale of portfolio loans provides an alternative for the management of liquidity. In 2000, $1.4 million of loans were sold by the corporation. Proceeds from these sales provided funding to meet customers' ongoing credit needs.

The corporation maintains short-term borrowing arrangements with several correspondent banks and the discount window at the Federal Reserve Bank of Philadelphia. Through these relationships, the corporation has available short-term funding of approximately $8 million. In addition, it has access to the Federal Home Loan Bank for both short-term and long-term funding needs of approximately $47 million.

Market Risk

In January 1997, the Securities and Exchange Commission (SEC) issued new disclosure rules related to derivatives and exposures to market risk from derivative financial instruments, other financial instruments and certain derivative commodity instruments. These rules became effective for the corporation's December 31, 1997 financial statements. Market risk includes interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The new disclosure rules have two parts: quantitative and qualitative market risk disclosures outside the financial statements, and accounting policy disclosures about derivatives in the notes to the financial statements. As further discussed within, the corporation's primary market risk is interest rate risk from its financial assets and liabilities. There is no material use of financial instruments which would be classified as derivatives and thus the expanded policy disclosures are not applicable.

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

Gap analysis assigns each interest earning asset and interest bearing liability to a time frame reflecting its next repricing or maturity date. Incorporated into this process are the trends in prepayments on loan balances and mortgage-backed securities. The difference between total interest-sensitive assets and liabilities at each time frame represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a particular interval will increase net interest income, since more assets will reprice than liabilities. The opposite is true for a negative gap position. The corporation had a cumulative gap within one year at March 31, 2000 of negative
$17.0 million or 3.29% of total assets.   At December 31, 1999, the corporation
had a negative gap of $14.0 million or 2.79% of total assets. This shift to a slightly more negative gap position from year-end 1999 was largely the result of lengthening of maturities in the investment portfolio.

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

Based on the results of the simulation model as of March 31, 2000, the corporation would expect net interest income to decrease over the next twelve months by 2.5% assuming an immediate upward shift in market interest rates of 200 basis points, and to decrease by 0.9% if rates shifted downward in the same manner. At December 31, 1999, annual net interest income was expected to decrease by 4.3% in the upward scenario and to increase by 1.1% in the downward scenario. The change from year-end reflects the shift to a less liability sensitive position. This change is principally the result of a lower volume of maturing CD's over the simulation time period. The simulation results are largely affected by the corporation's holdings of approximately $47 million of convertible FHLB borrowings. These borrowings contain features which allow the FHLB to convert them from fixed rate to variable rate after a specified time period. The model assumes that in the upward scenario the FHLB would exercise these options as soon as they become available, thus causing different sensitivities in the two rate scenarios. The conversion feature of these advances cannot be reflected in the gap analysis.

REGULATORY ISSUES

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

Other Federal and Pennsylvania laws regulate, restrict and sometimes prohibit certain activities of, or transactions between, a corporation's banking subsidiaries and a corporation itself and its other subsidiaries. These laws include limitations on the loans by a bank's subsidiaries to affiliated companies and on the amount of dividends that may be declared by a bank's subsidiaries (see Note 14 to the Consolidated Financial Statements for year-ended 12/31/99 as filed in Form 10-K/A).

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

PART II.  OTHER INFORMATION

HANOVER BANCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY

Item 1.  Legal Proceedings
The corporation is party to various legal proceedings generally incidental to its business. Based on evaluation of these matters and discussions with counsel, management believes that liabilities to the corporation arising from these matters will not have a material adverse effect on the financial condition of the corporation.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - Exhibit 27.  Financial Data Schedule

(b) Reports on Form 8-K

On February 7, 2000 the corporation filed a Form 8-K disclosing the following information:

Item 5. Other Events - On January 25, 2000, Hanover Bancorp, Inc. entered into a definitive agreement and Plan of Merger with Sterling Financial Corporation. Under the agreement, Hanover will merge with and into Sterling with Sterling surviving and all of the outstanding shares of the common stock of Hanover will be converted into shares of the common stock of Sterling. Following the merger, Hanover's wholly-owned bank subsidiary, the Bank of Hanover and Trust Company, will operate as a wholly-owned subsidiary of Sterling.

       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER BANCORP, INC.


Date: May 15, 2000                       /s/ Bradley Scovill
                                         J. Bradley Scovill
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 15, 2000                       /s/ Thomas J. Paholsky
                                         Thomas J. Paholsky
                                         Treasurer
                                         (Principal Accounting and
                                          Financial Officer)